Form 10-K
period 2010-12-31
TIBET PHARMACEUTICALS, INC.
filed 2011-03-30
CIK 1489077

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number 001-35038

Tibet Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

British Virgin Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Tibet Pharmaceuticals, Inc.

Room 1701, 17/F

90 Jaffe Rd.

Wanchai, Hong Kong

(Address of principal executive offices and zip code)

(852) 9798 5569

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, $0.001 par value per share	NASDAQ Global Market

Securities registered under Section 12(g) of the Exchange Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1)    Yes  ☒    No  ☐ (2)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the ordinary shares, $0.001 par value per share (“Shares”), of the registrant held by non-affiliates on June 30, 2010 was $0, as there were no shares held by non-affiliates on such date, and the registrant’s Shares were not then publicly traded.

The Company is authorized to issue 50,000,000 Shares. As of the date of this filing, the Company has issued and outstanding 14,812,500 Shares.

DOCUMENTS INCORPORATED BY REFERENCE

This Form 10-K incorporates the registration statement filed with the Commission on May 14, 2010, as amended (file no. 333-166854) (the “Registration Statement”) and the prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 (the “Securities Act”) on January 11, 2011 (the “IPO Prospectus”). The Registration Statement and IPO Prospectus are incorporated by reference into this Form 10-K as indicated.

TIBET PHARMACEUTICALS, INC.

FORM 10-K

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements related to Tibet Pharmaceuticals, Inc. (the “Company”). Forward-looking statements involve risks and uncertainties, such as statements about the Company’s plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “should,” “could” and similar expressions. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

Examples of forward-looking statements include:

•	projections of revenue, earnings, capital structure and other financial items;

•	statements of the Company’s plans and objectives;

•	statements regarding the capabilities and capacities of the Company’s business operations;

•	statements of expected future economic performance; and

•	assumptions underlying statements regarding the Company or its business.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. Many factors could cause the Company’s actual results to differ materially from those expressed or implied in the Company’s forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

ii

PART I

Item 1. Business.

The sections of the Registration Statement and IPO Prospectus entitled “Our Corporate Structure” and “Our Business” is incorporated herein by reference as being current as of December 31, 2010 with the exception of the updated information provided below.

Customers

Two customers, both distributors, collectively accounted for 28.8% and 35.7% of the Company’s revenues for the years ended December 31, 2010 and 2009, respectively.

	Year Ended December 31,
Sales	2010		2009

Kunming Shangri-La Medicine Co., Ltd	$5,994,211	18.5%	$5,301,094	23.1%
Hangzhou Hesheng Medicine Co., Ltd	3,316,566	10.2%	2,907,817	12.6%

Total	$9,310,777	28.8%	$8,208,911	35.7%

Kunming Shangri-La Medicine Co., Ltd is a related party of the Company by virtue of the ownership of 31% of such company by the Chairman of the Company, Mr. Hong Yu. See Item 13.

Research and Development

The Company’s expenditures on research and development in 2010 were about the same as in 2009; specifically, R&D expenditures were $618,562 in 2009 and $612,346 in 2010 for R&D. The Company’s R&D efforts were not sponsored by individual customers and cannot be allocated to individual customers.

Employees

As of December 31, 2010, the Company had 190 full-time employees and 31 part-time employees.

Item 1A. Risk Factors.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 1B. Unresolved Staff Comments.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 2. Properties.

The section of the Registration Statement and IPO Prospectus entitled “Our Business – Facilities” is incorporated herein by reference.

Item 3. Legal Proceedings.

The Company is currently not aware of any such legal proceedings or claims that it believes will have a material adverse effect on its business, financial condition or operating results.

Item  4. (Removed and reserved.)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) As of December 31, 2010, there was no established public trading market for the Company’s securities.

As of December 31, 2010, a total of 27 individuals and entities held a total of 11,812,500 common shares, none of which were publicly traded at that time. The sections of the Registration Statement and IPO Prospectus entitled “Regulations” and “Tax Matters Applicable to U.S. Holders of Our Common Shares” hereby are incorporated by reference.

The Company has neither authorized nor issued any dividends.

The Company’s Board of Directors has approved a Stock Incentive Plan by which the Company may issue up to 740,625 of its common shares. As of December 31, 2010, the Company has not authorized the issuance of any shares under the Stock Incentive Plan, and none of the shares has been registered.

The section of the Registration Statement entitled “Item 17 – Recent Sales of Unregistered Securities” hereby is incorporated by reference.

(b) Not applicable, as the Company’s registration statement was declared effective on December 28, 2010 and the first public trade of its shares occurred on January 25, 2011, the latter being after the end of its fiscal year. Accordingly, the Company had not received or applied any proceeds from the offering as of the end of the fiscal year.

(c) None.

Item 6. Selected Financial Data.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors.

Overview

The Company focuses on the research, development, manufacturing, marketing and selling of modernized traditional Tibetan medicines in China. All of the Company’s current products are offered and derived from Tibetan based traditional medicines and are manufactured by YSTP using plant based natural materials, particularly the herbs and minerals found in the high-latitude, low-temperature, and pollution-free environment of Qinghai-Tibet Plateau. As of December 31, 2010, the Company sold 5 prescription and over-the-counter Tibetan medicine products; each has been approved by China’s SFDA as having medicinal purpose and has demonstrated safety and efficacy for the treatment of at least one or more therapeutic indications.

In the last two years, YSTP’s business has grown rapidly as a result of China’s strengthening economy, the strong demand in China for traditional Chinese and Tibetan medicines, the government’s efforts to improve health care in China, and the increase in the number of elderly people in China.

For the years ended December 31, 2010 and 2009, the Company’s total revenues amounted to approximately $32.4 million and $23.0 million, respectively. Net income attributable to TBET was $13.1 million and $9.2 million, respectively.

Critical Accounting Policies

Revenue Recognition

The Company’s revenue recognition policies are in compliance with the Revenue Recognition Topic of the FASB Accounting Standards Codification (“ASC 605”) and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured.

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company has distributor arrangements with certain parties for sale of its pharmaceutical products. The distributor agreements do not provide chargeback, price protection, or stock rotation rights. Accordingly, revenue is recognized when products are delivered to and received by the distributors.

If the products sold have quality issues, the Company is responsible because of the product warranty included in each sale. However, the customers cannot return merchandise without permission of the Company. The return is recorded on the date the return is authorized. A quality warranty reserve provision has been made for the anticipated cost to replace items. The quality reserve accruals in amount of $1,323,752 and $705,681 as of December 31, 2010 and 2009, respectively, were included in the accrued expenses and other payables on the consolidated balance sheets.

Revenues are recorded net of value-added taxes.

Prepaid Expenses

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company records payments made to advertising companies for the purpose of reserving prime-time advertising space as prepaid expenses in the consolidated balance sheet. The Company expenses the prepaid advertising amount when the advertisement is published or aired. All other advertising costs are expensed as incurred. At December 31, 2010 and 2009, there were no prepaid advertising costs.

Also, included in prepaid expenses is GMP authentication, which is being amortized during the period of the certificate of authentication.

Research and development costs

Research and development costs are incurred in the development of the new products and processes, including significant improvements and refinements to existing products. All research and development costs are expensed as incurred. Expenses recorded for the years ended December 31, 2010 and 2009 were approximately $618,000 and $612,000, respectively.

Advertising Expense

The Company expenses its advertising costs when the expense is incurred. Advertising expense for the years ended December 31, 2010 and 2009 were approximately $124,000 and $114,000, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Comprehensive Income

The Company follows the Comprehensive Income Topic of the FASB Accounting Standards Codification (“ASC 220”). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars. These financial statements are prepared on a historical pro forma basis. The consolidated financial statements include the accounts of the Company, its subsidiary and variable interest entity (“VIE”) for which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated in the consolidation. Please also refer to Note 1 for the discussion on accounting for the reorganization and acquisition. These financial statements have been prepared on a historical pro-forma basis.

Translation Adjustment

As of December 31, 2010 and 2009, respectively, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”), with the CNY as the functional currency. According to ASC 830, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standards Codification (“ASC 220”), as a component of shareholders’ equity. Transaction gains and losses are reflected in the income statement.

Impairment of Long-lived Assets

The Company adopted the Property, Plant and Equipment in accordance with FASB Accounting Standard Codification (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2010 and 2009, there were no impairments of its long-lived assets.

Factors Affecting Results of Operations – Generally

The Company believes the most significant factors that directly or indirectly affect sales revenues and net income are:

•	global economic conditions;

•	the changes in China’s macro-economic environment and healthcare-related government strategies and policies;

•	the increase in number of elderly people and their perception and acceptance of traditional Tibetan medicine as effective, having fewer side effects, and being a safe alternative to western medicines;

•	the Company’s ability to attract and retain distributors, key customers and direct sales force;

•	the Company’s ability to selectively pursue strategic acquisitions and licensing opportunities;

•	new product introductions by the Company and its competitors; and

•	the Company’s ability to price its products at levels that provide favorable margins.

Results of Operations

Comparison of the Years Ended December 31, 2010 and 2009:

	For the Year Ended December 31,
	2010		2009		Y/Y Change

	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Revenue	32,364,975	—	23,008,031	—	9,356,944	40.7%
Cost of goods sold	(16,189,532)	50%	(11,303,118)	49%	(4,886,414)	43.2%
Gross profit	16,175,443	50%	11,704,913	51%	4,470,530	38.2%

Total operating expenses	(2,860,391)	9%	(2,289,036)	10%	(571,355)	25.1%
Operating income	13,315,052	41%	9,415,877	41%	3,899,175	41.4%

Total revenue was approximately $32.4 million for the year ended December 31, 2010 as compared to approximately $23 million for the year ended December 31, 2009, an increase of approximately $9.4 million or 40.7%. This increase in total revenue was primarily due to continuous growth in sales of the Company’s existing five commercialized products. The Company’s sales volume for the year ended December 31, 2010 increased 36.9% compared to the same period in 2009. As of December 31, 2010, revenues generated from sales of YSTP’s biggest product revenue contributor, its 25 Ingredients Mandrake Pill, increased 26.8%, from $11.2 million in the twelve months ended December 31, 2009 to $14.2 million in 2010. Expanding YSTP’s existing distributor network also contributed to increases in the Company’s revenue during the twelve months ended December 31, 2010.

YSTP’s gross profit margin has remained flat, from 51% in 2009 to 50% in 2010. For fiscal year 2010, YSTP was able to expand its sales and controlled costs, thus successfully maintaining the gross profit margins despite increases in costs in raw materials.

Selling expenses increased by $406,871 or 41.2%, from $988,385 in 2009 to $1,395,256 in 2010. The increase in selling expenses resulted from an increase in promotional efforts and media advertisement in 2010.

Research and development costs decreased by $6,216, or 1%, from $618,562 in 2009 to $612,346 in 2010. The Company plans to spend about the same dollar amount on its research and development activities in 2011.

Other general and administrative expenses increased by $170,700, or 25%, from $682,089 in 2009 to $852,789 in 2010, primarily as a result of business expansion.

Net interest expense was $187,569 in 2010, compared to net interest expense of $184,961 in the same period of 2009.

The Company’s net income for the twelve months ended December 31, 2010 and 2009 were $13,142,085 and $9,244,978, respectively. The increase in net income is primarily a result of higher sales revenue and the Company’s efforts to improve efficiencies, including in the management of production costs and administrative expenses.

Liquidity and Capital Resources

As highlighted in the consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) financing activities, and (iv) investing activities.

Statement of Consolidated Cash Flows Ended Dec. 31, 2010 and 2009

	For the year ended December 31, 2010 ($)	For the year ended December 31, 2009 ($)	Change ($)
Net cash provided by operating activities	7,851,774	10,330,239	(2,478,465)
Net cash used in investing activities	(150,101)	—	(150,101)
Net cash used in financing activities	(4,559,548)	(8,972,373)	4,412,825
Effects of exchange rate	355,404	12,334	343,070
Cash, beginning of period	4,081,752	2,711,552	1,370,200
Increase (decrease) in cash	3,142,125	1,357,866	1,784,259
Cash, end of period	7,579,281	4,081,752	3,497,529

Cash Flows and Working Capital

As of December 31, 2010, the Company had working capital of $16,412,970, including cash of $7,579,281. The Company’s cash includes cash-in-hand and bank savings.

Cash Provided by Operating Activities

Net cash provided by operating activities was $7,851,774 in 2010, compared to $10,330,239 provided in 2009. A $2,478,465 decrease in cash from operating activities in 2010 was due to an increase in net income of $3,897,107, an increase in accrued expenses and other payables of $601,270, an increase in inventories of $145,620, an increase in tax payable of $151,894, a decrease in trade deposit paid of $99,628, and a decrease in prepaid expenses of $147,561. These cash increases were offset by an increase in accounts receivable of $7,323,358, and a decrease in accounts payable of $23,226. The increase in accounts receivable was primarily due to the Company’s extension of credit to dealers in order to increase sales to such dealers. Non-cash transactions comprised of the followings: (i) $717,833 in depreciation and (ii) $183,252 in amortization.

Cash Used in Investing Activities

Net cash used for investing activities was $150,101 in 2010 and $0 in 2009.

Cash Used in Financing Activities

The cash used in financing activities was $4,559,548 in 2010, compared to $8,972,373 used in 2009. A $4,412,825 decrease in cash used in financing activities in 2010 was due to a decrease in dividend payment of $6,272,958, and a repayment of debt $3,608,888, which were partially offset by a $1,561,670 collection in due from shareholders.

Effect of change in exchange rate

Net cash gain due to currency exchange was $355,404 in 2010, compared to a gain of $12,334 in 2009.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to its investors.

Contractual Obligations

The Company does not have contractual obligations as of December  31, 2010.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

The Company’s financial statements and the related notes, together with the report of Acquavella, Chiarelli, Shuster, Berkower & Co., LLP are set forth following the signature pages of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A/9A(T). Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2010, the Company carried out an evaluation, under the supervision of and with the participation of management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Regulation S-K Item 401.

The section of the Registration Statement and IPO Prospectus entitled “Management” is incorporated herein by reference, with the following exceptions:

An updated version of the Summary Compensation Table for Executive Officers is set forth in response to Item 11.

An updated version of the Summary Compensation Table for Directors is set forth in response to Item 11.

Regulation S-K Item 405.

This Item does not apply because the Company is a foreign private issuer.

Regulation S-K Item 406.

The Company has adopted and filed a copy of the Code of Ethics with the Commission as an exhibit to the Registration Statement.

Regulation S-K Item 407(c)(3).

None.

Regulation S-K Item 407(d)(4).

Although the Company was not a listed issuer as of December 31, 2010, the Company maintains a separately designated Audit Committee. The members of the Audit Committee are Solomon Chen, Wenbo Chen and Youhang Peng, all of whom are independent directors.

Regulation S-K Item 407(d)(5).

The Board of Directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15). The Company has an audit committee, consisting solely of independent directors of the Company. The Company’s Board of Directors has determined that Mr. Solomon Chen qualifies as a financial expert, and Mr. Chen has agreed to serve in that capacity for the Company.

Item 11. Executive Compensation.

The following table shows the annual compensation paid by the Company for the years ended December 31, 2010 and 2009 to Taylor Z. Guo and Hong Hu, the present and former General Manager of the Company’s variable interest entity YSTP, the position of YSTP that is equivalent to the principal executive officer. No other officer had a salary during either of the previous two years of more than $100,000.

The following table shows the annual compensation paid by the Company for the years ended December 31, 2009 and 2010 to its principal executive officers.

Name and principal position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total Paid
Mr. Taylor Z. Guo, CEO, TBET(1)	2010	$61,500	$0	$0	$0	$61,500
Mr. Taylor Z. Guo, General Manager, YSTP(1)	2009	$30,749	$0	$157,500	$0	$188,249
Mr. Hong Yu, General Manager, YSTP(2)	2009	$96,638	$0	$0	$0	$96,638

(1)

Mr. Guo did not become CEO of TBET until 2010. In July 2009, he became General Manager (the equivalent of CEO) of YSTP. Under his employment agreement with TBET effective April 30, 2010, he is to receive annual compensation of $61,500. His employment does not provide for bonuses, options or other guaranteed compensation but does permit a conditional year-end payment. No such conditional payment was made in 2010. For his services as General Manager of YSTP for one-half of 2009, he was paid a salary of $30,749. In addition, Mr. Guo received non-cash compensation for services rendered in 2009 in the form of a non-plan stock award of 150,000 shares of TBET, the compensation value of which has been valued by the Company at $157,500. This valuation was based on the total shareholders’ equity as of December 31, 2009 divided by the number of shares outstanding immediately before the issuance of shares to Mr. Guo, yielding a per share price of $1.05. As a result, Mr. Guo’s total compensation for 2009 was $188,249.

(2)

Mr. Yu served as General Manager of YSTP prior to Mr. Guo’s arrival in 2009. The salary number reported reflects his total compensation by YSTP, including compensation for his services as General Manager. Mr. Yu’s total compensation in 2010 was less than $100,000. Because Mr. Yu did not serve as principal executive officer in 2010, he was not a named executive officer.

Director Compensation

All directors hold office until the next annual meeting of shareholders at which their respective class of directors is re-elected and until their successors have been duly elected and qualified. There are no family relationships among the Company’s directors or executive officers. Officers are elected by and serve at the discretion of the Board of Directors. Employee directors do not receive any compensation for their services. Non-employee directors will be entitled to receive $10,000 per year for serving as directors and may receive option grants from the Company. In addition, non-employee directors are entitled to receive compensation for their actual travel expenses for each Board of Directors meeting attended.

Summary Compensation Table FY 2010 – Directors

Name	Director Fees earned or paid in cash	Total(1)
Hong Yu (2) (3)	$0	$0
Taylor Z. Guo(2)	$0	$0
Dr. Wenbo Chen(2)	$0	$0
Mr. Youhang Peng(2)	$0	$0
Mr. Solomon Chen(2)	$0	$0

(1)	None of the directors received any common share awards, option awards, nonqualified deferred compensation earnings or non-equity incentive plan compensation in fiscal year 2010.
(2)	None of the directors received any compensation in fiscal year 2010 for service on the board of directors.
(3)

Mr. Yu has entered into a retainer agreement effective April 30, 2010 that contemplates payment to him of an annual salary of $96,650 for his services as chairman of the board, as well as for reimbursement of his reasonably incurred expenses. The agreement does not provide for separate compensation for his service on the board. He also serves as the chairman of YSTP’s board and, until mid-2009, served as its General Manager. In 2009, he received total compensation of $96,638 for his services as General Manager.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	740,625

Principal Shareholders

The section of the Registration Statement and IPO Prospectus entitled “Principal Shareholders” is incorporated herein by reference.

Named Executive Officers and Directors	Amount of Beneficial Ownership(1)	Percentage Ownership
Hong Yu, Chairman of the Board	3,280,000	22.1%
Taylor Z. Guo, CEO and Director(2)	4,484,500	30.3%
Sabrina Y. Ren, CFO	0	0%
Dr. Wenbo Chen, Director	0	0%
Mr. Youhang Peng, Director	0	0%
Mr. Solomon Chen, Director	0	0%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the common shares.
(2)

Mr. Guo owns 150,000 shares directly and is the beneficial owner of another 4,334,500 shares, owned in fact by others, by reason of a Trust and Indemnity Agreement giving him the right to vote those shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Regulation S-K, Item 404. Transactions with Related Persons; Promoters and Control Persons.

The sections of the Registration Statement and IPO Prospectus entitled “Related Party Transactions” and “Management” are incorporated herein by reference.

Transactions among Certain Directors, Shareholders and Affiliates

Kunming Shangri-La Medicine Co., Ltd. (“KSM”) is a distributor of YSTP. The Company’s chairman, Mr. Yu, owns 31% of KSM. At December 31, 2010 and 2009, YSTP had account receivables from Kunming Shangri-La Medicine of approximately $3,170,000 and $342,000, respectively.

For the years ended December 31, 2010 and 2009, KSM accounted for approximately 18.5% and 23% of the Company’s sales, respectively, and approximately 26% and 8% of the Company’s accounts receivable.

At December 31, 2010, YSTP had no accounts payable to related parties.

Neither TBET nor YSTP has any affiliates.

The Company did not have any promoters at any time during the past five fiscal years. Except as set forth in the discussion above, none of the Company’s directors or officers has been involved in any transactions with the Company or any of the Company’s directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Regulation S-K, Item 407(a). Director Independence.

The independent directors on the Company’s board of directors are Dr. Wenbo Chen, Mr. Youhang Peng and Mr. Solomon Chen. The three independent directors comprise a majority of the five-member board of directors. The Audit, Nominating and Compensation Committees of the board of directors are comprised solely of independent directors, with each of the three independent directors serving on each of the committees as of December 31, 2010.

Item 14. Principal Accountant Fees and Services.

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP was appointed by the Company to serve as its independent registered public accounting firm for fiscal years 2009 and 2010. Audit services provided by Acquavella, Chiarelli, Shuster, Berkower & Co., LLP for fiscal years 2009 and 2010 included the examination of the consolidated financial statements of the Company; and services related to periodic filings made with the SEC.

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

During fiscal 2010 and 2009, Acquavella, Chiarelli, Shuster, Berkower & Co., LLP’s fees for the annual audit of the Company’s financial statements and the quarterly reviews of the financial statements were $100,000 and $80,000, respectively.

Audit Related Fees

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP did not render any audit-related services to the Company in fiscal years 2010 or 2009.

Tax Fees

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP did not render any tax services to the Company in fiscal years 2010 or 2009.

All Other Fees

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP did not render any other services to the Company in fiscal years 2010 or 2009.

Audit Committee Pre-Approval Policies

Before Acquavella, Chiarelli, Shuster, Berkower & Co., LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Acquavella, Chiarelli, Shuster, Berkower & Co., LLP have been so approved.

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed herewith:

Exhibit Number	Document

3(i).1	Articles of Association of the Registrant (1)

3(i).2	Amended and Restated Articles of Association of the Registrant (1)

3(i).3	Articles of Association of Registrant reflecting name change (1)

3(ii).1	Memorandum of Association of the Registrant (1)

3(ii).2	Amended and Restated Memorandum of Association of Registrant (1)

3(ii).3	Memorandum of Association of Registrant reflecting name change (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Entrusted Management Agreement for YSTP (1)

10.2	Translation of Shareholder Voting Proxy Agreement for WFOE (1)

10.3	Translation of Pledge of Equity Interest Agreement for WFOE (1)

10.4	Translation of Exclusive Option Agreement for YSTP (1)

10.5	Form of Lock-Up Agreement (1)

10.6	Translation of Medicinal Materials Procurement Contract (Ba Sang) (1)

10.7	Translation of Medicinal Materials Procurement Contract (Chun Sheng) (1)

10.8	Translation of Medicinal Materials Procurement Contract (Cili Peichu) (1)

10.9	Translation of Medicinal Materials Procurement Contract (Kunming Morningstar Printing Co.) (1)

10.10	Translation of Medicinal Materials Procurement Contract (Xiong Ba) (1)

10.11	Translation of Sales Contract (Hangzhou Hesheng Medicine Co. Ltd) (1)

10.12	Translation of Sales Contract (Kunming Shangri-La Medicine Co. Ltd.) (1)

10.13	Translation of Agreement on Prescription and Industrialization Development of Tibetan Medicine (Kunming Institute of Botany of Chinese Academy Of Sciences) (1)

10.14	Translation of Agreement on Research into Tibetan Medicine Pharmacology and Effect (Second Military Medical University of Chinese People’s Liberation Army) (1)

10.15	Retainer Contract (Taylor Z. Guo) (1)

10.16	Retainer Contract (Sabrina Ren) (1)

10.17	Retainer Contract (Hong Yu) (1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

99.1	Code of Business Conduct and Ethics (1)

99.2	Audit Committee Charter (2)

(1)	Incorporated by reference from registration statement filed with the Commission on May 14, 2010, as amended (file no. 333-166854).
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Shangri-La County, Diqing, Yunnan Province, China, on March 30, 2011.

TIBET PHARMACEUTICALS, INC.

/S/ TAYLOR Z. GUO
Taylor Z. Guo
Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 30, 2011.

Signature	Title

/S/ HONG YU Hong Yu	Chairman of the Board of Directors

/S/ TAYLOR Z. GUO Taylor Z. Guo	Chief Executive Officer, Director (Principal Executive Officer)

/S/ SABRINA Y. REN Sabrina Y. Ren	Chief Financial Officer (Principal Accounting and Financial Officer)

/S/ DR. WENBO CHEN Dr. Wenbo Chen	Director

/S/ YOUHANG PENG Youhang Peng	Director

/S/ SOLOMON CHEN Solomon Chen	Director

S-1

TIBET PHARMACEUTICALS, INC.

(FORMERLLY KNOWN AS SHANGRI-LA TIBETAN PHARMACEUTICALS, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Tibet Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Tibet Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tibet Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2010 and 2009, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
March 30, 2011

New York, NY

New York        —        New Jersey        —        San Francisco        —        Los Angeles        —        Cayman Islands

TIBET PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$7,579,281	$4,081,752
Accounts receivable- related party	3,170,048	342,000
Accounts receivable- non-related party	9,076,045	4,266,075
Other receivables	105,115	101,948
Trade deposits		98,888
Inventories	1,197,066	1,305,537

Total current assets	21,127,555	10,196,200
Property, plant and equipment, net	6,166,243	6,553,113
Intangible assets	600,443	764,243
Prepaid expenses	302,033	439,399

Total Assets	$28,196,274	$17,952,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,877,745	$2,830,032
Accrued expenses and other payables	1,836,840	1,003,611
Total current liabilities	4,714,585	3,833,643

Long-term Liabilities
Long-term loan	—	3,582,116

Total liabilities	4,714,585	7,415,759

Stockholders’ Equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,812,500 and 11,782,500 issued and outstanding as of Dec 31, 2010 and 2009, respectively	11,812	11,782
Additional paid in capital	8,495,765	8,375,795
Retained earnings	9,493,968	193,793
Accumulated Other Comprehensive Income	1,339,241	694,588
Statutory reserve	4,140,903	2,811,323

Total	23,481,689	12,087,281
Due from stockholder	—	(1,550,085)

Total stockholders’ equity	23,481,689	10,537,196

Total Liabilities and Stockholders’ Equity	$28,196,274	$17,952,955

The accompanying notes are an integral part of these financial statements.

TIBET PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Sales, net	$32,364,975	$23,008,031
Cost of sales	(16,189,532)	(11,303,118)

Gross profit	16,175,443	11,704,913
Selling, general and administrative expense	(2,860,391)	(2,289,036)

Income from operations	13,315,052	9,415,877

Interest income	23,817	14,062
Interest expenses and bank charges	(187,569)	(184,961)

Other Income (Expense)	(9,215)	—

Total Other Income (Expense)	(172,967)	(170,899)

Net income	$13,142,085	$9,244,978

Other comprehensive income	644,653	42,693

Comprehensive income	$13,786,738	$9,287,671

Weighted average shares basic and diluted	11,805,267	11,633,322
Basic and diluted	$1.11	$0.79

The accompanying notes are an integral part of these financial statements.

TIBET PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,142,085	$9,244,978
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation	717,833	703,124
Amortization	183,252	181,563
Loss on disposal of building	9,215	—
Stock based compensation	—	157,500
Changes in assets and liabilities provided/(used) cash
Accounts receivable	(7,323,358)	(1,613,598)
Trade deposit paid	99,628	(86,749)
Inventories	145,620	118,509
Prepaid expenses	147,561	146,200
Accounts payable	(23,226)	1,306,164
Accrued expenses and other payables	601,270	208,525
Value-added tax payable	151,894	(35,977)

Net cash provided by operating activities	7,851,774	10,330,239

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment	(150,101)	—

Net cash used in investing activities	(150,101)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend Paid	(2,512,330)	(8,785,288)
Repayment of long term loan	(3,608,888)	—
Due from shareholder	1,561,670	(187,085)

Net cash used in financing activities	(4,559,548)	(8,972,373)

Effect of exchange rate changes on cash and cash equivalents	355,404	12,334
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,142,125	1,357,866
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,081,752	2,711,552

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,579,281	$4,081,752

Supplemental Disclosures:
Interest paid	$182,249	$180,568

The accompanying notes are an integral part of these financial statements.

TIBET PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Statutory Reserve	Accumulated Other Comprehensive Income/(Loss)	Total	Due from stockholder	Total Stockholders’ Equity
Balance, January 1, 2009	11,632,500	$11,632	$8,218,445	$1,129,863	$1,415,563	$651,895	$11,427,398	$(1,357,721)	$10,069,677
Stock based compensation	150,000	150	157,350				157,500		157,500
Net income				9,244,978			9,244,978		9,244,978
Distribution				(8,785,288)			(8,785,288)		(8,785,288)
Transfer to statutory reserve				(1,395,760)	1,395,760
Foreign currency translation adjustments						42,693	42,693		42,693
Change in due from stockholder								(192,364)	(192,364)
Balance, December 31, 2009	11,782,500	11,782	8,375,795	193,793	2,811,323	694,588	12,087,281	(1,550,085)	10,537,196
Stock issuance	30,000	30	119,970				120,000		120,000
Net income				13,142,085			13,142,085		13,142,085
Distribution				(2,512,330)			(2,512,330)		(2,512,330)
Transfer to statutory reserve				(1,329,580)	1,329,580		—		—
Foreign currency translation						644,653	644,653		644,653
Change in due from stockholder								1,550,085	1,550,085
Balance, December 31, 2010	11,812,500	$11,812	$8,495,765	$9,493,968	$4,140,903	$1,339,241	$23,481,689	$—	$23,481,689

The accompanying notes are an integral part of these financial statements

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Note 1 – ORGANIZATION AND NATURE OF OPERATIONS

Tibet Pharmaceuticals Inc. (the “Company”), (formerly known as Shangri-La Tibetan Pharmaceuticals, Inc.), was incorporated on December 22, 2009 under the laws of British Virgin Islands. In July 2010, the Company changed its name to Tibet Pharmaceuticals, Inc. China Tibetan Pharmaceuticals Limited (“CTP”), the Company’s 100% owned subsidiary, was established in Hong Kong on January 6, 2010 as a limited liability company. Other than the equity interest in CTP, the Company does not own any assets or conduct any operations. CTP holds all of the outstanding equity interest in Yibo Information Consulting (Shenzhen) Company Ltd., a company established on March 18, 2010 in the PRC as a wholly foreign owned enterprise (“WFOE”). Other than the equity interest in WFOE, CTP does not own any assets or conduct any operations. Yunnan Diqing Shangri-La Tibetan Medicine Co., Ltd was incorporated on April 19, 2000 as a domestic Chinese corporation. On December 24, 2002, it changed its name to Yunnan Shangri-La Tibetan Pharmaceutical Group Limited (“YSTP”). YSTP is engaged in manufacturing, marketing, selling, researching and developing modernized traditional Tibetan medicines in China.

WFOE conducts its business through YSTP via a series of contractual arrangements. YSTP is consolidated as a variable interest entity (“VIE”). The Company does not conduct any substantive operations of its own, but conducts its primary business operations through WFOE’s VIE. The Company holds its interest in the VIE through WFOE.

Effective control over the VIE was transferred to the Company through the series of contractual arrangements without transferring legal ownership in the VIE (“reorganization”). As a result of these contractual arrangements, the Company maintained the ability to approve decisions made by the VIE and was entitled to substantially all of the economic benefits of the VIE, and therefore the Company consolidates the VIE. Immediately before and after the reorganization, the ultimate shareholder controlled the VIE; therefore, the reorganization is accounted for as a transaction between entities under common control. Accordingly, the accompanying consolidated financial statements have been prepared as if the current corporate structure had been in existence throughout the periods presented.

Chinese laws and regulations currently do not prohibit or restrict foreign ownership in pharmaceutical manufacturing businesses. However, Chinese laws and regulations do prevent direct foreign investment in certain industries. On March 26, 2010, to protect the Company’s shareholders from possible future foreign ownership restrictions, YSTP and all of the shareholders of YSTP entered into an entrusted management agreement with WFOE, which provides that WFOE will be entitled to the full guarantee for the performance of such contracts, agreements or transactions entered into by YSTP. WFOE is also entitled to receive the residual return of YSTP. As a result of the agreement, WFOE will absorb 100% of the expected losses and gains of YSTP, which results in WFOE being the primary beneficiary of YSTP.

WFOE also entered into a pledge of equity agreement with the principal shareholders, who pledged all their equity interest in these entities to WFOE. The pledge of equity agreement, which was entered into by each principal shareholder, pledged each of the principal shareholders’ equity interest in WFOE as a guarantee for the entrustment payment under the Entrusted Management Agreement. The provincial Administration for Industry and Commerce approved and registered such pledge of equity by which WFOE owns the right of pledge legally.

In addition, WFOE entered into an option agreement to acquire the principal shareholders’ equity interest in these entities at such times as it may wish to do so.

The followings are brief description of contracts entered between WFOE and YSTP:

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Note 1 – ORGANIZATION AND NATURE OF OPERATIONS (Continued)

(1) Entrusted Management Agreement. The domestic companies, YSTP and WFOE, have entered into an Entrusted Management Agreement, which provides that WFOE will be fully and exclusively responsible for the management of YSTP. As consideration for such services, YSTP has agreed to pay WFOE a management fee during the term of this agreement and the management fee shall equal to YSTP’s estimated earnings before tax. Also, WFOE will assume all operating risks related to this entrusted management service to YSTP and bear all losses of YSTP. The term of this agreement will be from the effective date thereof to the earlier of the following: (1) the winding up of YSTP, or (2) the termination date of this Agreement to be determined by the parties hereto, or (3) the date on which WFOE completes the acquisition of YSTP.

(2) Exclusive Option Agreement. All the shareholders of YSTP as well as YSTP has entered into an Exclusive Option Agreement with WFOE, which provides that WFOE will be entitled to acquire such shares form the current shareholders upon certain terms and conditions, meanwhile WFOE will be entitled an irrevocable exclusive purchase option to purchase all or part of the assets and business of YSTP, if such a purchase is or becomes allowable under PRC laws and regulations. The Exclusive Option Agreement also prohibits the current shareholders of YSTP as well as YSTP from transferring any portion of their equity interests, business or assets to anyone other than WFOE. WFOE has not yet taken any corporate action to exercise this right of purchase, and there is no guarantee that it will do so or will be permitted to do so by applicable law at such times as it may wish to do so.

(3) Shareholders’ Voting Proxy Agreement. All the shareholders of YSTP has executed a Shareholders’ Voting Proxy Agreement to irrevocably appoint the persons designated by WFOE with the exclusive right to exercise, on their behalf, all of their Voting Rights in accordance with the laws and YSTP’s Articles of Association, including but not limited to the rights to sell or transfer all or any of their equity interests of YSTP, and to appoint and elect the directors and Chairman as the authorized legal representative of YSTP. This agreement will be only terminated prior to the completion of acquisition of all of the equity interests in, or all assets or business of YSTP.

(4) Pledge of Equity Agreement. WFOE and the shareholders of YSTP have entered into a Pledge of Equity Agreement, pursuant to which all shareholder pledges all of their shares (100%) of YSTP, as appropriate, to WFOE. If YSTP or any of its respective shareholders breaches its respective contractual obligations in the “Entrusted Management Agreement”, “Exclusive Option Agreement” and “Shareholders’ Voting Proxy Agreement”, WFOE as Pledge, will be entitled to certain rights to foreclose on the pledged equity interests. Such YSTP shareholders cannot dispose of the pledged equity interests or take any actions that would prejudice WFOE’s interest

Except for the disclosed above, there are no arrangements that could require the Company to provide financial support to the variable interest entities, including events or circumstances that could expose the Company to a loss. As stated in the disclosure of various agreements between the Company and its VIE, the Company has rights to acquire any portion of the equity interests of the VIE. Also the Company may allocate its available funds to its VIE for business purpose. There are no fixed terms of such arrangements.

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars. These financial statements are prepared on a historical pro forma basis. The consolidated financial statements include the accounts of the Company, its subsidiary and variable interest entity (“VIE”) for which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated in the consolidation. Please also refer to Note 1 for the discussion on accounting for the reorganization and acquisition. These financial statements have been prepared on a historical pro-forma basis.

Principles of Consolidation

Pursuant to US GAAP, YSTP is the VIE of the TBET and the TBET is the primary beneficiary of the VIE. Accordingly, the VIE has been consolidated in the TBET’s financial statements.

TBET, CTP and WFOE were formed in 2009, 2010 and 2010, respectively, by YSTP and its shareholders as part of a plan by YSTP’s shareholders to reorganize YSTP’s corporate structure in preparation for listing in the U.S. In connection with the formation of TBET, CTP and WFOE, WFOE entered into several VIE agreements, or Control Agreements, with YSTP and its shareholders. These companies were formed, and the Control Agreements were executed, for the express purpose of restructuring YSTP as the controlled affiliate of a BVI company so that the resulting entity could become a publicly-traded company in the U.S. The shareholders having 100% of the voting rights in YSTP shares entered into a resolution dated December 10, 2009 that authorized this restructuring and the specific steps of forming a BVI company, a Hong Kong subsidiary of that company, the formation of Chinese wholly-foreign owned enterprise owned by the Hong Kong company, and entry into the Control Agreements. These resolutions require TBET to consolidate YSTP’s financial statements with TBET’s from its inception.

Through the VIE agreements, TBET effectively has complete management and ownership control over YSTP, the VIE, and is able to dictate its operations. The equity holders of YSTP became the controlling owners of TBET. By reason of the VIE agreements, TBET is also able to obtain the financial interests such as obtaining periodic income of the VIE through technical and consulting service arrangements and obtaining the net assets of VIE through purchase of their equities at essentially no cost basis (by virtue of TBET’s ownership of CTP and CTP’s ownership of WFOE). TBET therefore concluded that its interest in the VIE is not a noncontrolling interest and therefore it is not classified as such. The amount of noncontrolling interest of the original shareholders of YSTP holding shares of the VIE for the TBET is zero. They exercise no controls over the VIE and no financial interests of ownership are due to them either for periodic income or the net assets. Indeed, they have ceded all such rights to WFOE (and, as a result, TBET) though the Control Agreements. Accordingly, the accompanying financial statements show the operations of TBET and its subsidiaries as well as YSTP as being operated under the common control of TBET.

Prior to these transactions, TBET, CTP, and WFOE were holding companies. Pursuant to ASC 805, the above transactions were accounted for as reorganization under common control. TBET presents the operation of YSTP since inception on a historical pro forma basis in the accompanying financial statements.

Translation Adjustment

As of December 31, 2010 and 2009, respectively, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”), with the CNY as the functional currency. According to ASC 830, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at historical rates and income statement items are translated at the average exchange rate

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment (Continued)

for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standards Codification (“ASC 220”), as a component of shareholders’ equity. Transaction gains and losses are reflected in the income statement.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income

The Company follows the Comprehensive Income Topic of the FASB Accounting Standards Codification (“ASC 220”). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Risks and Uncertainties

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC’s economy. The Company’s business may be influenced by change in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contingencies (Continued)

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. There are no allowances for doubtful accounts as of December 31, 2010 and 2009, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. As of December 31, 2010 and 2009, respectively, inventories consist of the following:

	December 31, 2010	December 31, 2009
Raw materials	$519,520	$579,118
Package materials	96,298	137,902
Finished goods	581,248	588,517

Total	$1,197,066	$1,305,537

Property, Plant & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Buildings	20 years
Machinery and equipment	10 years
Motor vehicles and others	5 years

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant & Equipment (Continued)

As of December 31, 2010 and 2009, respectively, Property, Plant & Equipment consist of the following:

	December 31, 2010	December 31, 2009
Buildings	$5,564,217	$5,405,533
Machinery and equipments	3,553,882	3,306,858
Motor vehicles and others	728,848	702,570

Sub-total	9,846,947	9,414,961
Less: Accumulated depreciation	(3,680,704)	(2,861,848)

Property, plant and equipment, net	$6,166,243	$6,553,113

Depreciation expenses for the year ended December 31, 2010 and 2009 totaled $717,833 and $703,124, respectively.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from ten to fifty years. Management evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented. The land use right will expire in 2050. All of the Company’s intangible assets are subject to amortization with estimated lives of:

Land use right	50 years
Proprietary technologies	10 years

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets (Continued)

As of December 31, 2010 and 2009, respectively, the components of finite-lived intangible assets are as follows:

	December 31, 2010	December 31, 2009
Proprietary technologies	$1,814,940	$1,760,253
Land use right	302,490	293,376

	2,117,430	2,053,629
Less: Accumulated amortization:	(1,516,987)	(1,289,386)

	$600,443	$764,243

Amortization expense for the years ended December 31, 2010 and 2009 were 183,252 and 181,563, respectively.

The estimated future amortization expenses related to intangible asset as of December 31, 2010 are as follows:

Years ended December 31,
2011	$183,252
2012	183,252
2013	5,911
2014	5,911
2015	5,911
Thereafter	$216,206

Long-Lived Assets

The Company adopted the Property, Plant and Equipment in accordance with FASB Accounting Standard Codification (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2010 and 2009, there were no impairments of its long-lived assets.

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company’s revenue recognition policies are in compliance with the Revenue Recognition Topic of the FASB Accounting Standards Codification (“ASC 605”) and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured.

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company has distributor arrangements with certain parties for sale of its pharmaceutical products. The distributor agreements do not provide chargeback, price protection, or stock rotation rights. Accordingly, revenue is recognized when products are delivered to and received by the distributors.

If the products sold have quality issues, the Company is responsible because of the product warranty included in each sale. However, the customers cannot return merchandise without permission of the Company. The return is recorded on the date the return is authorized. A quality warranty reserve provision has been made for the anticipated cost to replace items. The quality reserve accruals in amount of $1,323,752 and $705,681 as of December 31, 2010 and 2009, respectively, were included in the accrued expenses and other payables on the consolidated balance sheets.

Revenues are recorded net of value-added taxes.

Prepaid Expenses

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company records payments made to advertising companies for the purpose of reserving prime-time advertising space as prepaid expenses in the consolidated balance sheet. The Company expenses the prepaid advertising amount when the advertisement is published or aired. All other advertising costs are expensed as incurred. At December 31, 2010 and 2009, there were no prepaid advertising costs.

Also, included in prepaid expenses is GMP authentication, which is being amortized during the period of the certificate of authentication.

Research and development costs

Research and development costs are incurred in the development of the new products and processes, including significant improvements and refinements to existing products. All research and development costs are expensed as incurred. Expenses recorded for the years ended December 31, 2010 and 2009 were approximately $618,000 and $612,000, respectively.

Advertising Expense

The Company expenses its advertising costs when the expense is incurred. Advertising expense for the years ended December 31, 2010 and 2009 were approximately $124,000 and $114,000, respectively.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

There are no differences between the Company’s tax bases of assets and liabilities and their financial reporting amounts, and therefore, there were no deferred tax assets or deferred tax liabilities at December 31, 2010 and 2009.

The Company is entitled to exemption from PRC income tax between 2008 and 2012. According to tax preferential policy of Yunnan Diqing Tibet Autonomous State and approval of governmental tax agency, after approval of document by the tax bureau of the People’s Government Office of Yunnan Diqing Autonomous State, the tax bureau of the Yunnan Diqing Tibet Autonomous State agreed to exempt the Company from income tax for 5 years between 2008 and 2012. The dollar effect of this tax holiday is $3,285,521 and $2,311,245 for the year ended December 31, 2010 and 2009, respectively. The pro-forma per share effect is $0.28 per share for the year of 2010 and $0.20 per share for the same period of 2009.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for uncertainty in Income Taxes.” FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies.” FIN 48 is effective for fiscal years beginning after December 15, 2006. As a result of implementing FIN 48, there have been no adjustments to the Company’s financial statements. SFAS No. 109 and FIN 48 were superseded by the Income Taxes Topic of the FASB Accounting Standards Codification (“ASC 740”) in September 2009. However, this portion of the codification has no application to the Company as stated above. The Company is not subject to corporate taxes until 2012. However, there were no items of this nature incurred by the Company in 2010 or 2009.

Statement of Cash Flows

In accordance with the Statement of Cash Flows Topic of the FASB Accounting Standards Codification (“ASC 230”), cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets because of translation adjustments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. At December 31, 2010 and 2009, there was no allowance for uncollectible accounts as previously discussed.

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Reporting

The Company operates and manages its business as a single segment that includes primarily the development, manufacture and sale of modernized traditional Chinese medicine.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that will have a material impact on the Company’s consolidated financial statements.

Reclassification

Certain prior year accounts were reclassified to conform to the manner of presentation in the current period.

Note 3 – INDEBTEDNESS

Long-term debts were as follows:

	December 31, 2010	December 31, 2009
Secured long-term loans	$—	$3,582,116

The interest expense was $187,569 and $184,961 for the year ended December 31, 2010 and 2009, respectively.

The secured long-term bank loans are secured by a pledge of certain of the Company’s machinery equipment and buildings. As of December 31, 2009, the secured long-term loans consisted of two bank loans. Both were due in November 2011, with annual interest rate of 5.05%. The company paid the debt in November 2010.

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Note 4 – COMPENSATED ABSENCES

Regulation 45 of the local labor law of the People’s Republic of China (“PRC”) entitles employees to `annual vacation leave after one year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 5 – TRADE DEPOSITS

The Company advances to certain vendors for the purchase of materials. As of December 31, 2010 and 2009, the advances to suppliers amounted to $0 and $98,888, respectively.

Note 6 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The Revenue derived from related party transactions for the years ended December 31, 2010 and 2009 were $5,994,211 and $5,301,094, respectively. As of December 31, 2010 and 2009, the balances of accounts receivable from related party were approximately $3,170,000 and $342,000. As of December 31, 2010 and 2009, the balance of due from shareholders was $0 and $1,550,085, respectively. Such amount is non-interest bearing and due upon demand. This amount was repaid in 2010.

Note 7 – STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006 the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and additional 5 to 10 percent to the public affair fund. The public welfare fund reserve was limited to 50 percent of the registered capital. Effective January 1, 2006, there is now only one fund requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2010 and 2009, the Company had allocated $4,140,903 and $2,811,323, respectively, to these non-distributable reserve funds.

Note 8 – OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, as of December 31, 2010 and 2009, are as follows:

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Note 8 – OTHER COMPREHENSIVE INCOME (CONTINUED)

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2009	$694,588	$694,588
Change for twelve months ended December 31, 2010	644,653	644,653
Balance at December 31, 2010	$1,339,241	$1,339,241

Note 9 – CONCENTRATIONS

Two customers accounted for 28.8% and 35.7% of the Company’s revenues for the years ended December 31, 2010 and 2009, respectively.

Two and three customers represented 38.2% and 47.0% of the Company’s accounts receivable balance at December 31, 2010 and 2009, respectively.

Three vendors accounted for 56.7% and 71.4% of the Company’s accounts payable balance at December 31, 2010 and 2009, respectively.

Three vendors accounted for 51.4% and 63.6% of the Company’s purchases for the years ended December 31, 2010 and 2009, respectively.

Note 10 – EQUITY

On December 30, 2009, the Company issued 150,000 shares of Company stock, valued at $157,500, to the CEO, for services rendered to the Company.

In March 2010, a total of 30,000 shares of Company stock were subscribed by three investors. Two investors paid their subscriptions in April 2010, and the third investor paid in June 2010, for a total of $120,000.

IPO Arrangement

On January 24, 2011, the Company completed its initial public offering (“IPO”) of 3,000,000 ordinary shares at $5.50 per share.

As of December 31, 2010, 11,812,500 out of the 50,000,000 authorized ordinary shares have been issued.

We have agreed to issue warrants to our placement agent, Anderson & Strudwick, Incorporated (the “Placement Agent”), to purchase up to 6% of the aggregate number of ordinary shares sold by the Registrant (the “Placement Agent’s Warrants”). The price paid by the Placement Agent for the Placement Agent’s Warrants is $0.001 per warrant. The exercise price of the Placement Agent’s Warrants is equal to 125% of the price of the ordinary shares offered hereby. The warrants are exercisable for a period of five years after the issuance. No warrants have been issued as of December 31, 2010.

We have agreed to issue 33,334 shares of company stocks to Trilogy Capital Partners, Inc., our investor relation consultancy. These shares have not been issued as of December 31, 2010.

Our Board of Directors and shareholders have approved a stock option plan to our employees and directors to be implemented following the completion of this offering. This plan authorizes the issuance of up to 5% of the number of ordinary shares outstanding after this offering. The options will have exercise prices equal to the fair market value of our ordinary shares on the date of grant. In addition, the options will vest over five years (20% per year) and have terms of ten years. No options have been granted as of December 31, 2010.

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Note 11 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	December 31
	2010	2009
Basic and diluted earnings per share:
Numerator:
Net income used in computing basic earnings per share	$13,142,085	$9,244,978
Net income applicable to common shareholders	$13,142,085	$9,244,978

Denominator:
Weighted average common shares outstanding	11,805,267	11,633,322

Basic and diluted earnings per share	$1.11	0.79

Note 12 – COMMITMENTS

The Company has entered into three-year employment contracts with its chief executive officer, chief financial officer and chairman of the board. Although the agreements expire April 29, 2013, each carries a renewal option of two-years.

The Company has entered into five-year research and development agreements with two third parties expiring December 28, 2011 and December 31, 2011, respectively. Combined fees for these services amount to approximately $142,000 annually.

On October 12, 2010, the Company has entered into a six-month agreement with an investor relations firm (the “Firm”). The agreement will commence as of the date the Company closes its Initial Public Offering (“IPO”). Fees for this service shall be $7,500 per month. As additional compensation, the Company will issue the Firm restricted common stock of the Company equal to $200,000; expected to be 33,334 shares based at the IPO’s per-share price.

Note 13 – SUBSEQUENT EVENTS

For the year ended December 31, 2010, the Company has evaluated subsequent events for potential recognition and disclosure from January 1, 2011 through the date the financial statements were available to be issued.

As stated in Note 10, the Company sold 3,000,000 shares of common stock on January 24, 2011. Net proceeds from this sale were approximately $14.4 million.