Form 10-Q
period 2011-03-31
TIBET PHARMACEUTICALS, INC.
filed 2011-05-16
CIK 1489077

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(852) 9798 5569

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common shares, $0.001 par value per share	NASDAQ Global Market

Securities registered under Section 12(g) of the Exchange Act:

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The Company is authorized to issue 50,000,000 Shares. As of the date of this report, the Company has issued and outstanding 14,845,834 Shares.

TIBET PHARMACEUTICALS, INC.

FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this quarterly report that constitute forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “could” and similar expressions. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

Examples of forward-looking statements include:

•	projections of revenue, earnings, capital structure and other financial items;

•	statements of our plans and objectives;

•	statements regarding the capabilities and capacities of our business operations;

•	statements of expected future economic performance; and

•	assumptions underlying statements regarding us or our business.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. Many factors could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law; we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

See the financial statements following the signature page of this report, which are incorporated herein by reference.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of our company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. In this report, the terms “we,” “the Company,” “TBET,” “our company,” and “our” refer to Tibet Pharmaceuticals, Inc., a British Virgin Islands company. “CTP” refers to China Tibetan Pharmaceuticals Limited (Hong Kong) Limited, our wholly-owned subsidiary (Hong Kong). “WFOE” refers to CTP’s wholly-owned subsidiary Yibo Information Consulting (Shenzhen) Company Ltd. (People’s Republic of China), and “YSTP” refers to Yunnan Shangri-La Tibetan Pharmaceutical Group Limited, our operating subsidiary in the People’s Republic of China.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10K for the fiscal year ended December 31, 2010, as well as the condensed unaudited consolidated financial statements for the three-month period ending March 31, 2011 and accompanying notes contained elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors.

Overview

The Company focuses on the research, development, manufacturing, marketing and selling of modernized traditional Tibetan medicines in China. All of the Company’s current products are offered and derived from Tibetan-based traditional medicines and are manufactured by YSTP using plant based natural materials, particularly the herbs and minerals found in the high-latitude and low-temperature environment of Qinghai-Tibet Plateau. As of March 31, 2011, the Company sold 5 prescription and over-the-counter Tibetan medicine products. Each has been approved by China’s SFDA as having medicinal purpose and having demonstrated safety and efficacy for the treatment of one or more therapeutic indications.

In the last two years, YSTP’s business has grown rapidly as a result of China’s strengthening economy, the strong demand in China for traditional Chinese and Tibetan medicines, the government’s efforts to improve health care in China, and the increase in the number of elderly people in China.

For the three-month periods ended March 31, 2011 and March 31, 2010, the Company’s total revenues amounted to approximately $8.2 million and $7.0 million, respectively. Net income attributable to TBET was $2.6 million and $2.8 million, respectively.

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

If the products sold have quality issues, the Company is responsible because of the product warranty included in each sale. However, the customers cannot return merchandise without permission of the Company. The return is recorded on the date the return is authorized. A quality warranty reserve provision has been made for the anticipated cost to replace items. The quality reserve accruals, in amounts of $1,480,843 and $831,144 as of March 31, 2011 and March 31, 2010, respectively, were included in the accrued expenses and other payables on the consolidated balance sheets.

Revenues are recorded net of value-added taxes.

Prepaid Expenses

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising; the figure does not include the costs of developing and supporting our distribution network or the costs of direct marketing to actual and prospective customers. The Company records payments made to advertising companies for the purpose of reserving prime-time advertising space as prepaid expenses in the consolidated balance sheet. The Company expenses the prepaid advertising amount when the advertisement is published or aired. All other advertising costs are expensed as incurred. For the three-month periods ended March 31, 2011 and March 31, 2010, prepaid advertising costs were $95,889 and $92,296, respectively.

Prepaid expenses also include expenses associated with obtaining Good Manufacturing Practices (“GMP”) certification, which expenses are being amortized during the period of the certificate of authentication. GMP is a certification program of the Chinese government available to Chinese pharmaceutical producers.

Research and development costs

Research and development costs are incurred in the development of the new products and processes, including significant improvements and refinements to existing products. All research and development costs are expensed as incurred. Expenses recorded for the three-month periods ended March 31, 2011 and March 31, 2010 were approximately $146,864 and $148,068, respectively.

Advertising Expense

The Company expenses its advertising costs when the expense is incurred. Advertising expense for the three-month periods ended March 31, 2011 and March 31, 2010 were approximately $31,869 and $30,763, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of March 31, 2011 and December 31, 2010, cash and cash equivalents totals were $24,815,733 and $7,579,283, respectively. The March 31, 2011 total reflects in part the receipt of proceeds of the Company’s January 24, 2011 initial public offering (“IPO”) of three million shares of its common stock at an offering price of $5.50.

Comprehensive Income

The Company follows the Comprehensive Income Topic of the FASB Accounting Standards Codification (“ASC 220”). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s functional currency is the Chinese Renminbi; however, the accompanying consolidated financial statements have been translated and presented in United States Dollars. These financial statements are prepared on a historical pro forma basis. The consolidated financial statements include the accounts of the Company, its subsidiary and variable interest entity (“VIE”) for which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated in the consolidation. Please also refer to Note 1 for the discussion on accounting for the reorganization and acquisition. These financial statements have been prepared on a historical pro-forma basis.

Translation Adjustment

As of March 31, 2011 and March 31, 2010, respectively, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”), with the CNY as the functional currency. According to ASC 830, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standards Codification (“ASC 220”), as a component of shareholders’ equity. Transaction gains and losses are reflected in the income statement.

Impairment of Long-lived Assets

The Company adopted the Property, Plant and Equipment in accordance with FASB Accounting Standard Codification (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2011 and March 31, 2010, there were no impairments of its long-lived assets.

Factors Affecting Results of Operations – Generally

The Company believes the most significant factors that directly or indirectly affect sales revenues and net income are:

•	global economic conditions;

•	the changes in China’s macro-economic environment and healthcare-related government strategies and policies;

•	the increase in number of elderly people and their perception and acceptance of traditional Tibetan medicine as effective, having fewer side effects, and being a safe alternative to western medicines;

•	the Company’s ability to attract and retain distributors, key customers and direct sales force;

•	the Company’s ability to selectively pursue strategic acquisitions and licensing opportunities;

•	new product introductions by the Company and its competitors; and

•	the Company’s ability to price its products at levels that provide favorable margins.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010:

	For the Three-Month Periods Ended March 31,
	2011		2010		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Revenue	8,236,560	—	7,019,484	—	1,217,076	17.1%
Cost of goods sold	(4,761,811)	58%	(3,475,844)	50%	(1,285,967)	37.0%
Gross profit	3,474,749	42%	3,543,640	50%	(68,891)	(2.0)%

Total operating expenses	(921,869)	11%	(653,140)	9%	(268,729)	41.1%
Operating income	2,552,880	31%	2,890,500	41%	(337,620)	(11.7)%

Total revenue was approximately $8.2 million for the three months ended March 31, 2011 as compared to approximately $7.0 million for the three months ended March 31, 2010. This represents an increase of approximately $1.2 million, or 17.1%, growth that was primarily due to continuous growth in sales of the Company’s existing five commercialized products. The Company’s sales volume for the three months ended March 31, 2011 increased 15.1% compared to the same period in 2010. As of March 31, 2011, revenues generated from sales of YSTP’s 25 Ingredients Mandrake Pill, its largest revenue producer, increased 21.9% from $3,2 million in the three months ended March 31, 2010 to $3.9 million in the first three months of 2011. Expansion of YSTP’s existing distributor network also contributed to increases in the Company’s revenue during the three months ended March 31, 2011.

YSTP’s gross profit margin decreased from 50% in the three months ended March 31, 2010 to 43% in the same period of 2011. The decrease was due in large part to the rising price of raw materials used on the Company’s products. Raw material prices increased somewhat beginning in the latter part of 2010. We believe such increases have been experienced across the Tibetan medicine and TCM sectors. To respond to this increase, the Company increased product prices somewhat beginning in May 2011.

Selling expenses increased by $84,239, or 29.6%, from $284,916 in the three months ended March 31, 2010, to $369,155 in the same period of 2011.The increase resulted from increased payroll, accrual for quality, warranty and samples expenses.

Research and development costs decreased by $1,204, or 0.8%, from $148,068 in the three months ended March 31, 2010 to $146,864 in the same period of 2011. The Company plans to spend about the same dollar amount on its research and development activities in 2011.

Other general and administrative expenses increased by $185,694, or 84.3%, from $220,156 in the three months ended March 31, 2010, to $405,850 in the same period of 2011, primarily as a result of business expansion and the issuance of stock to the Company’s investor relations/public relations firm, Trilogy Capital Partners, Inc.

Net interest expense was $0 in the three months ended March 31, 2011, compared to net interest expense of $45,163 in the same period of 2010.

The Company’s net income for the three months ended March 31, 2011 and 2010 were $2,565,512 and $2,847,881, respectively. The decrease in net income is primarily a result of rising price of raw materials.

Liquidity and Capital Resources

As highlighted in the consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) financing activities, and (iv) investing activities.

Statement of Consolidated Cash Flows Ended March 31, 2011 and 2010

	For the three months ended March 31, 2011 ($)	For the three months ended March 31, 2010 ($)	Change ($)
Net cash provided by operating activities	2,788,636	2,888,856	(100,221)
Net cash used in investing activities	0	0	0
Net cash used in financing activities	14,420,401	(2,346,945)	16,767,346
Effects of exchange rate	27,415	62,179	(34,764)
Cash, beginning of period	7,579,281	4,081,752	3,497,529
Increase (decrease) in cash	17,236,450	604,090	16,632,360
Cash, end of period	24,815,733	4,685,842	20,129,891

Cash Flows and Working Capital

As of March 31, 2011, the Company had working capital of $33,738,076, including cash of $24,815,733. The Company’s cash includes cash-in-hand and bank savings.

Cash Provided by Operating Activities

Net cash provided by operating activities was $2,788,636 in the three months ended March 31, 2011, compared to $2,888,856 provided in the same period of 2010. The $100,221 decrease in cash from operating activities in the three months ended March 31, 2011 was due to a decrease in net income of $282,369, an increase in accounts receivable of $1,018,674, a decrease in inventories of $632,325, and a decrease in trade deposit paid of $98,754. These cash decreases were offset by an increase in tax payable of $164,160, an increase in accrued expenses and other payables of $53,755, an increase in prepaid expenses of $27,162, and an increase in accounts payable of $1,623,961. Non-cash transactions comprised of the followings: (i) $185,801 in depreciation and (ii) $86,445 in amortization.

Cash Used in Investing Activities

Net cash used for investing activities was $0 in the three months ended March 31, 2011 and $0 in the same period of 2010.

Cash Used in Financing Activities

The cash generated from financing activities was $14,420,401 in the three months ended March 31, 2011, compared to $2,346,945 used in the same period of 2010. The March 31, 2011 total is attributable to net proceeds received from the Company’s January 24, 2011 IPO. The IPO consisted of an offering of 3,000,000 of the Company’s common shares at $5.50 per share. The gross proceeds of the offering were $16,500,000, associated financing costs were $2,079,599, and the net proceeds received by the Company totaled $14,420,401.

Effect of change in exchange rate

Net cash loss due to currency exchange was $27,413 in the three months ended March 31, 2011, compared to a gain of $62,177 in the same period of 2010.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to its investors.

Contractual Obligations

The Company does not have any new contractual obligations as of March 31, 2011.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.

As of March 31, 2011, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in our company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) The Section entitled “Use of Proceeds” appearing in the registration statement filed with the Commission on May 14, 2010, as amended (file no. 333-166854) (the “Registration Statement”) and the prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 (the “Securities Act”) on January 11, 2011 (the “IPO Prospectus”) is incorporated by reference. The effective date of the Registration Statement was December 28, 2010. The Registration Statement registered the offering of up to 3,000,000 common shares (the “Offering”). As of March 31, 2011, the Company had received the proceeds of the offering, had not yet applied it to any use, and is holding the proceeds in a bank account pending their use.

(c) None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed herewith:

Exhibit Number	Document

3(i).1	Articles of Association of the Registrant (1)

3(i).2	Amended and Restated Articles of Association of the Registrant (1)

3(i).3	Articles of Association of Registrant reflecting name change (1)

3(ii).1	Memorandum of Association of the Registrant (1)

3(ii).2	Amended and Restated Memorandum of Association of Registrant (1)

3(ii).3	Memorandum of Association of Registrant reflecting name change (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Entrusted Management Agreement for YSTP (1)

10.2	Translation of Shareholder Voting Proxy Agreement for WFOE (1)

10.3	Translation of Pledge of Equity Interest Agreement for WFOE (1)

10.4	Translation of Exclusive Option Agreement for YSTP (1)

10.5	Form of Lock-Up Agreement (1)

10.6	Translation of Medicinal Materials Procurement Contract (Ba Sang) (1)

10.7	Translation of Medicinal Materials Procurement Contract (Chun Sheng) (1)

10.8	Translation of Medicinal Materials Procurement Contract (Cili Peichu) (1)

10.9	Translation of Medicinal Materials Procurement Contract (Kunming Morningstar Printing Co.) (1)

10.10	Translation of Medicinal Materials Procurement Contract (Xiong Ba) (1)

10.11	Translation of Sales Contract (Hangzhou Hesheng Medicine Co. Ltd) (1)

10.12	Translation of Sales Contract (Kunming Shangri-La Medicine Co. Ltd.) (1)

10.13	Translation of Agreement on Prescription and Industrialization Development of Tibetan Medicine (Kunming Institute of Botany of Chinese Academy Of Sciences) (1)

10.14	Translation of Agreement on Research into Tibetan Medicine Pharmacology and Effect (Second Military Medical University of Chinese People’s Liberation Army) (1)

10.15	Retainer Contract (Taylor Z. Guo) (1)

10.16	Retainer Contract (Sabrina Ren) (1)

10.17	Retainer Contract (Hong Yu) (1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

99.1	Code of Business Conduct and Ethics (1)

99.2	Audit Committee Charter (3)

(1)	Incorporated by reference from registration statement filed with the Commission on May 14, 2010, as amended (file no. 333-166854).
(2)	Filed herewith.
(3)	Incorporated by reference from the registrant’s annual report on Form 10-K, File no. 001-35038 , filed on March 30, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Shangri-La County, Diqing, Yunnan Province, China, on May 16, 2011.

TIBET PHARMACEUTICALS, INC.

/S/ TAYLOR Z. GUO
Taylor Z. Guo
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011

TIBET PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010 (Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$24,815,733	$7,579,281
Accounts receivable- related party	3,338,828	3,170,048
Accounts receivable- non-related party	9,765,703	9,076,045
Other receivables	105,782	105,115
Inventories	1,173,443	1,197,066

Total current assets	39,199,489	21,127,555
Property, plant and equipment, net	6,019,023	6,166,243
Intangible assets	555,547	600,443
Prepaid expenses	361,845	302,033

Total Assets	$46,135,904	$28,196,274

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$3,313,226	$2,877,745
Accrued expenses and other payables	2,143,466	1,836,840
Value-added tax payable	4,721	0

Total current liabilities	5,461,413	4,714,585

Stockholders’ Equity:

Common stock, $0.001 par value, 50,000,000 shares authorized, 14,829,167 and 11,812,500 issued and outstanding as of March 31, 2011 and December 31, 2010 respectively	14,829	11,812
Additional paid in capital	22,992,317	8,495,765
Retained earnings	12,059,480	9,493,968
Accumulated Other Comprehensive Income	1,466,962	1,339,241
Statutory reserve	4,140,903	4,140,903

Total stockholders’ equity	40,674,491	23,481,689

Total Liabilities and Stockholders’ Equity	$46,135,904	$28,196,274

The accompanying notes are an integral part of these financial statements.

TIBET PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2011

	2011	2010
	(Unaudited)	(Unaudited)
Sales	$8,236,560	$7,019,484
Cost of sales	(4,761,811)	(3,475,844)

Gross profit	3,474,749	3,543,640
Selling, general and administrative expense	(921,869)	(653,140)

Income from operations	2,552,880	2,890,500

Interest income	14,227	3,704
Interest expenses and bank charges	(1,595)	(46,323)

Total Other Income (Expense)	12,632	(42,619)

Net income	$2,565,512	$2,847,881

Other comprehensive income	127,721	1,478

Comprehensive income	2,693,233	2,849,359

Weighted average shares	13,985,833	11,797,500

Basic and diluted	0.18	0.24

The accompanying notes are an integral part of these financial statements.

TIBET PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	2011 (Unaudited)	2010 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,565,512	$2,847,881
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation	185,802	175,810
Amortization	86,445	112,741
Stock based compensation	79,168	0
Changes in assets and liabilities provided/(used) cash
Accounts receivable	(780,732)	237,942
Trade deposit paid	0	98,754
Inventories	31,219	663,544
Prepaid expenses	(95,889)	(123,051)
Accounts payable	417,221	(1,206,740)
Accrued expenses and other payables	145,528	91,773
Value-added tax payable	154,362	(9,798)

Net cash provided by operating activities	2,788,636	2,888,856

CASH FLOWS FROM FINANCING ACTIVITIES:
IPO Proceeds	14,420,401	—
Due from shareholder	—	(2,346,945)

Net cash provided (used) in financing activities	14,420,401	(2,346,945)

Effect of exchange rate changes on cash and cash equivalents	27,415	62,179
NET CHANGE IN CASH AND CASH EQUIVALENTS	17,236,452	604,090
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,579,281	4,081,752

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,815,733	$4,685,842

Supplemental Disclosures:
Interest paid	$0	$45,163

The accompanying notes are an integral part of these financial statements.

TIBET PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Statutory Reserve	Accumulated Other Comprehensive Income/(Loss)	Total	Due from stockholder	Total Stockholders’ Equity

Balance, January 1, 2010	11,782,500	11,782	8,375,795	193,793	2,811,323	694,588	12,087,281	(1,550,085)	10,537,196

Stock based compensation	30,000	30	119,970				120,000		120,000

Net income				13,142,085			13,142,085		13,142,085

Distribution				(2,512,330))			(2,512,330)		(2,512,330)

Transfer to statutory reserve				(1,329,580))	1,329,580

Foreign currency translation adjustments						644,653	644,653		644,653

Change in due from stockholder								1,550,085	1,550,085

Balance, December 31, 2010	11,812,500	$11,812	$8,495,765	$9,493,968	$4,140,903	$1,339,241	$23,481,689	$—	$23,481,689

Stock issuance	3,000,000	3,000	14,417,401				14,420,401		14,420,401

Stock based compensation	16,667	17	79,151				79,168		79,168

Net income				2,565,512			2,565,512		2,565,512

Foreign currency translation						127,721	127,721		127,721

Change in due from stockholder

Balance, March 31, 2011	14,829,167	$14,829	$22,992,317	$12,059,480	$4,140,903	$1,466,962	$40,674,491	$—	$40,674,491

The accompanying notes are an integral part of these financial statements

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Note 1 – ORGANIZATION AND NATURE OF OPERATIONS

Tibet Pharmaceuticals Inc. (the “Company” or “TBET”, formerly known as Shangri-La Tibetan Pharmaceuticals, Inc.), was incorporated on December 22, 2009 under the laws of British Virgin Islands. In July 2010, the Company changed its name to Tibet Pharmaceuticals, Inc. China Tibetan Pharmaceuticals Limited (“CTP”), the Company’s 100% owned subsidiary, was established in Hong Kong on January 6, 2010 as a limited liability company. Other than the equity interest in CTP, the Company does not own any assets or conduct any operations. CTP holds all of the outstanding equity interest in Yibo Information Consulting (Shenzhen) Company Ltd., a company established on March 18, 2010 in the PRC as a wholly foreign owned enterprise (“WFOE”). Other than the equity interest in WFOE, CTP does not own any assets or conduct any operations. Yunnan Diqing Shangri-La Tibetan Medicine Co., Ltd was incorporated on April 19, 2000 as a domestic Chinese corporation. On December 24, 2002, it changed its name to Yunnan Shangri-La Tibetan Pharmaceutical Group Limited (“YSTP”). YSTP is engaged in manufacturing, marketing, selling, researching and developing modernized traditional Tibetan medicines in China.

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

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Note 1 – ORGANIZATION AND NATURE OF OPERATIONS (Continued)

The followings are brief description of contracts entered between WFOE and YSTP:

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

(4) Pledge of Equity Agreement. WFOE and the shareholders of YSTP have entered into a Pledge of Equity Agreement, pursuant to which all shareholder pledges all of their shares (100%) of YSTP, as appropriate, to WFOE. If YSTP or any of its respective shareholders breaches its respective contractual obligations in the “Entrusted Management Agreement”, “Exclusive Option Agreement” and “Shareholders’ Voting Proxy Agreement”, WFOE as Pledge, will be entitled to certain rights to foreclose on the pledged equity interests. Such YSTP shareholders cannot dispose of the pledged equity interests or take any actions that would prejudice WFOE’s interest

Except for the disclosed above, there are no arrangements that could require the Company to provide financial support to the variable interest entities, including events or circumstances that could expose the Company to a loss. As stated in the disclosure of various agreements between the Company and its VIE, the Company has rights to acquire any portion of the equity interests of the VIE. In addition, the Company may allocate its available funds to its VIE for business purposes. There are no fixed terms of such arrangements.

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

Principles of Consolidation

Pursuant to US GAAP, YSTP is the VIE of TBET and the TBET is the primary beneficiary of the VIE. Accordingly, the VIE has been consolidated in the TBET’s financial statements.

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

Through the VIE agreements, TBET effectively has complete management and ownership control over YSTP, the VIE, and is able to dictate its operations. The equity holders of YSTP became the controlling owners of TBET. By reason of the VIE agreements, TBET is also able to obtain the financial interests such as obtaining periodic income of the VIE through technical and consulting service arrangements and obtaining the net assets of VIE through purchase of their equities at essentially no cost basis (by virtue of TBET’s ownership of CTP and CTP’s ownership of WFOE). TBET therefore concluded that its interest in the VIE is not a noncontrolling interest and therefore it is not classified as such. The amount of noncontrolling interest of the original shareholders of YSTP holding shares of the VIE for TBET is zero. They exercise no controls over the VIE and no financial interests of ownership are due to them either for periodic income or the net assets. Indeed, they have ceded all such rights to WFOE (and, as a result, TBET) though the Control Agreements. Accordingly, the accompanying financial statements show the operations of TBET and its subsidiaries as well as YSTP as being operated under the common control of TBET.

Prior to these transactions, TBET, CTP, and WFOE were holding companies. Pursuant to ASC 805, the above transactions were accounted for as reorganization under common control. TBET presents the operation of YSTP since inception on a historical pro forma basis in the accompanying financial statements.

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment

As of December 31, 2010, respectively, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”), with the CNY as the functional currency. According to ASC 830, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standards Codification (“ASC 220”), as a component of shareholders’ equity. Transaction gains and losses are reflected in the income statement.

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

MARCH 31, 2011

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

There were no contingencies of this nature as of March 31, 2011.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. There were no allowances for doubtful accounts as of March 31, 2011 and December 31, 2010, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. As of March 31, 2011 and December 31, 2010, respectively, inventories consist of the following:

	March 31, 2011	December 31, 2010
Raw materials	$674,932	$519,520
Package materials	268,239	96,298
Finished goods	230,272	581,248

Total	$1,173,443	$1,197,066

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

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant & Equipment (Continued)

As of March 31, 2011 and December 31, 2010, respectively, Property, Plant & Equipment consist of the following:

	March 31, 2011	December 31, 2010
Buildings	$5,599,524	$5,564,217
Machinery and equipments	3,576,433	3,553,882
Motor vehicles and others	733,473	728,848

Sub-total	9,909,430	9,846,947
Less: Accumulated depreciation	(3,890,407)	(3,680,704)

Property, plant and equipment, net	$6,019,023	$6,166,243

Depreciation expenses for the three months ended March 31, 2011 and 2010 totaled $185,801 and $175,810, respectively.

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

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets (Continued)

As of March 31, 2011 and December 31, 2010, respectively, the components of finite-lived intangible assets are as follows:

	March 31, 2011	December 31, 2010
Proprietary technologies	$1,826,456	$1,814,940
Land use right	304,409	302,490

	2,130,865	2,117,430
Less: Accumulated amortization:	(1,575,318)	(1,516,987)

	$555,547	$600,443

Amortization expense for the three months ended March 31, 2011 and 2010 were $48,563 and $45,412, respectively.

The estimated future amortization expenses related to intangible asset as of December 31, 2011 are as follows:

Years ended December 31,
2011	$194,251
2012	117,557
2013	6,070
2014	6,070
2015	6,070
Thereafter	$225,528

Long-Lived Assets

The Company adopted the Property, Plant and Equipment in accordance with FASB Accounting Standard Codification (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2011 and December 31, 2010, respectively, there were no impairments of its long-lived assets.

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

If the products sold have quality issues, the Company is responsible because of the product warranty included in each sale. However, the customers cannot return merchandise without permission of the Company. The return is recorded on the date the return is authorized. A quality warranty reserve provision has been made for the anticipated cost to replace items. The quality reserve accruals in amount of $1,480,843 and $831,145 as of March 31, 2011 and 2010, respectively, were included in the accrued expenses and other payables on the consolidated balance sheets, and amounts of $148,255 and $126,351 in the income statement as of March 31, 2011 and 2010, respectively.

Revenues are recorded net of value-added taxes.

Prepaid Expenses

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company records payments made to advertising companies for the purpose of reserving prime-time advertising space as prepaid expenses in the consolidated balance sheet. The Company expenses the prepaid advertising amount when the advertisement is published or aired. All other advertising costs are expensed as incurred. At March 31, 2011 and 2010, the prepaid advertising costs were $95,889 and $92,296 respectively.

Also, included in prepaid expenses is GMP authentication, which is being amortized during the period of the certificate of authentication.

Research and development costs

Research and development costs are incurred in the development of the new products and processes, including significant improvements and refinements to existing products. All research and development costs are expensed as incurred. Expenses recorded for the three months ended March 31, 2011 and 2010 were approximately $146,864 and $148,068, respectively.

Advertising Expense

The Company expenses its advertising costs when the expense is incurred. Advertising expense for the three months ended March 31, 2011 and 2010 were approximately $31,869 and $30,763 respectively.

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

There are no differences between the Company’s tax bases of assets and liabilities and their financial reporting amounts, and therefore, there were no deferred tax assets or deferred tax liabilities at March 31, 2011 and 2010.

The Company is entitled to exemption from PRC income tax between 2008 and 2012. According to the tax preferential policy of Yunnan Diqing Tibet Autonomous State and the approval of the governmental tax agency, after approval of documents by the tax bureau of the People’s Government Office of Yunnan Diqing Autonomous State, the tax bureau of the Yunnan Diqing Tibet Autonomous State agreed to exempt the Company from income tax for 5 years between 2008 and 2012. The dollar effect of this tax holiday is $641,378 and $711,970 for the three months ended March 31, 2011 and 2010, respectively. The pro-forma per share effect is $0.05 and $0.06 per share for the three months ended March 31, 2011 and 2010 respectively.

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

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. As of March 31, 2011 and December 31, 2010, there was no allowance for uncollectible accounts as previously discussed.

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

Note 3 – COMPENSATED ABSENCES

Regulation 45 of the local labor law of the People’s Republic of China (“PRC”) entitles employees to `annual vacation leave after one year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 4 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The Revenue derived from related party transactions for the three months ended March 31, 2011 and 2010 were $1,907,948 and $1,474,604, respectively. As of March 31, 2011 and December 31, 2010, the balances of accounts receivable from related party were approximately $3,338,828 and $3,170,048, respectively.

Note 5 – STATUTORY RESERVE

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

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. The allocation to the reserves will be made at the end of the year. As of March 31, 2011 and December 31, 2010, the Company had allocated $4,140,903, to these non-distributable reserve funds.

Note 6 – OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, as of March 31, 2011 and 2010, are as follows:

Note 7 – OTHER COMPREHENSIVE INCOME (CONTINUED)

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2010	$1,339,241	$1,339,241
Change for three months ended March 31, 2011	127,721	127,721

Balance at March 31, 2011	$1,466,962	$1,466,962

Note 8 – CONCENTRATIONS

Two customers accounted for 35.8% and 33.7% of the Company’s revenues for the three months ended March 31, 2011 and 2010, respectively.

Two customers represented 38.7% and 38.2% of the Company’s accounts receivable balance at March 31, 2011 and December 31, 2010, respectively.

Three vendors accounted for 60.9% and 57.0% of the Company’s accounts payable balance at March 31, 2011 and December 31, 2010, respectively.

Three vendors accounted for 57.9% and 51.7% of the Company’s purchases for the three months ended March 31, 2011 and Mar 31, 2010, respectively.

Note 9 – EQUITY

IPO Arrangement

On January 24, 2011, the Company completed its initial public offering (“IPO”) of 3,000,000 common shares at $5.50 per share. The gross proceeds were $16,500,000 with financing cost of $2,079,599, the net funds received by the company was $14,420,401.

Our Board of Directors and shareholders have approved a Share Incentive Plan for our employees and directors to be implemented following the completion of the IPO. This plan authorizes the issuance of up to 684,375 restricted common shares and options for redemption of restricted common shares. No options have been granted or shares issued under the Plan as of March 31, 2011.

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Note 10 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	March 31
	2011	2010
Basic and diluted earnings per share:

Numerator:

Net income used in computing basic earnings per share	$2,565,512	$2,847,881
Net income applicable to common shareholders	$2,565,512	$2,847,881

Denominator:

Weighted average common shares outstanding	13,985,833	11,797,500

Basic and diluted earnings per share	$0.18	0.24

Note 11 – COMMITMENTS

The Company has entered into three-year employment contracts with its chief executive officer, chief financial officer and chairman of the board for $61,500, $44,000 and $96,650, respectively. Although the agreements expire April 29, 2013, each carries a renewal option of two-years.

The Company has entered into five-year research and development agreements with two third parties expiring December 28, 2011 and December 31, 2011, respectively. Combined fees for these services amount to approximately $142,000 annually.

On October 12, 2010, the Company entered an agreement with an investor relations/public relations firm, Trilogy Capital Partners, Inc. (“Trilogy”). The agreement, as amended, provided that it would remain in force until six (6) months after the Company closed its Initial Public Offering (“IPO”). It provided that the Company would pay Fees for Trilogy’s services of $7,500 per month. As additional compensation, the Company agreed to issue the Firm 33,334 shares restricted common stock based on an estimated IPO per-share price. As of March 31, 2011, 16,667 shares were issued and $79,168 was recorded as stock based compensation expenses.

Note 12 – SUBSEQUENT EVENTS

For the three months ended March 31, 2011, the Company has evaluated subsequent events for potential recognition and disclosure from April 1, 2011 through the date the financial statements were available to be issued. On April 26, 2011, the company issued the second set of 16,667 shares to Trilogy Capital Partners, Inc. due to it under the agreement with the Company dated October 12, 2010, as amended.