Form 10-Q
period 2011-06-30
TIBET PHARMACEUTICALS, INC.
filed 2011-08-15
CIK 1489077

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three and six month periods ended June 30, 2011

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

Item 2.       Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of our company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. In this report, the terms “we,” “the Company,” “TBET,” “our company,” and “our” refer to Tibet Pharmaceuticals, Inc., a British Virgin Islands company.  “CTP” refers to, China Tibetan Pharmaceuticals Limited (Hong Kong) Limited, our wholly-owned subsidiary (Hong Kong).  “WFOE” refers to CTP’s wholly-owned subsidiary Yibo Information Consulting (Shenzhen) Company Ltd. (People’s Republic of China), and “YSTP” refers to Yunnan Shangri-La Tibetan Pharmaceutical Group Limited, our operating subsidiary in the People’s Republic of China.

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

Overview

The Company focuses on the research, development, manufacturing, marketing and selling of modernized traditional Tibetan medicines in China. All of the Company’s current products are offered and derived from Tibetan- based traditional medicines and are manufactured by YSTP using plant based natural materials, particularly the herbs and minerals found in the high- altitude, low-temperature, and pollution-free environment of Qinghai-Tibet Plateau. As of June 30, 2011, the Company sold 5 prescription and over-the-counter Tibetan medicine products.  Each has been approved by China’s SFDA as having medicinal purpose and having demonstrated safety and efficacy for the treatment of one or more therapeutic indications.

In the last two years, YSTP’s business has grown rapidly as a result of China’s strengthening economy, the strong demand in China for traditional Chinese and Tibetan medicines, the government’s efforts to improve health care in China, and the increase in the number of elderly people in China.

For the six-month periods ended June 30, 2011 and June 30, 2010, the Company’s total revenues amounted to approximately $16.98 million and $14.85 million, respectively. Net income attributable to TBET was $6.10 million and $6.23 million, respectively.

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

If the products sold have quality issues, the Company is responsible because of the product warranty included in each sale. However, the customers cannot return merchandise without permission of the Company. The return is recorded on the date the return is authorized. A quality warranty reserve provision has been made for the anticipated cost to replace items. The quality reserve accruals, in amounts of $1,097,503 and $977,612 as of June 30, 2011 and June 30, 2010, respectively, were included in the accrued expenses and other payables on the consolidated balance sheets.

Revenues are recorded net of value-added taxes.

Prepaid Expenses

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising; the figure does not include the costs of developing and supporting our distribution network or the costs of direct marketing to actual and prospective customers. The Company records payments made to advertising companies for the purpose of reserving prime-time advertising space as prepaid expenses in the consolidated balance sheet. The Company expenses the prepaid advertising amount when the advertisement is published or aired. All other advertising costs are expensed as incurred. For the six-month periods ended June 30, 2011 and June 30, 2010, prepaid advertising costs were $64,985 and $61,934, respectively.

Prepaid expenses also include expenses associated with obtaining Good Manufacturing Practices (“GMP”) certification, which expenses are being amortized during the period of the certificate of authentication. GMP is a Chinese government certification program available to Chinese pharmaceutical producers.

Research and development costs

Research and development costs are incurred in the development of the new products and processes, including significant improvements and refinements to existing products. All research and development costs are expensed as incurred. Expenses recorded for the six-month periods ended June 30, 2011 and June 30, 2010 were approximately $287,258 and $289,413 respectively.

Advertising Expense

The Company expenses its advertising costs when the expense is incurred. Advertising expense for the six-month periods ended June 30, 2011 and June 30, 2010 were approximately $64,140 and $61,729, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At June 30, 2011 and December 31, 2010, cash and cash equivalents totals were $29,518,598 and $7,579,283, respectively.  The June 30, 2011 total reflects the receipt of proceeds of the Company’s January 24, 2011 initial public offering (“IPO”) of three million shares of its common stock at an offering price of $5.50.

Comprehensive Income

The Company follows the Comprehensive Income Topic of the FASB Accounting Standards Codification (“ASC 220”). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s functional currency is the Chinese Renminbi; however, the accompanying consolidated financial statements have been translated and presented in United States Dollars. These financial statements are prepared on a historical pro forma basis. The consolidated financial statements include the accounts of the Company, its subsidiary and variable interest entity (“VIE”) for which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated in the consolidation. Please also refer to Note 1 of the Company’s financial statements which follow the signature page of this report for the discussion on accounting for the reorganization and acquisition. These financial statements have been prepared on a historical pro-forma basis.

Translation Adjustment

As of June 30, 2011 and June 30, 2010, respectively, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”), with the CNY as the functional currency. According to ASC 830, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standards Codification (“ASC 220”), as a component of shareholders’ equity. Transaction gains and losses are reflected in the income statement.

Impairment of Long-lived Assets

The Company adopted the Property, Plant and Equipment in accordance with FASB Accounting Standard Codification (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2011 and June 30, 2010, there were no impairments of its long-lived assets.

Factors Affecting Results of Operations – Generally

The Company believes the most significant factors that directly or indirectly affect sales revenues and net income are:

•	global economic conditions;

•	the changes in China’s macro-economic environment and healthcare-related government strategies and policies;

•	the increase in number of elderly people and their perception and acceptance of traditional Tibetan medicine as effective, having fewer side effects, and being a safe alternative to western medicines;

•	the Company’s ability to attract and retain distributors, key customers and direct sales force;

•	the Company’s ability to selectively pursue strategic acquisitions and licensing opportunities;

•	new product introductions by the Company and its competitors; and

•	the Company’s ability to price its products at levels that provide favorable margins.

Results of Operations

Comparison of the Six Months Ended June 30, 2011 and 2010:

	For Six-Month Periods Ended June 30,
	2011		2010		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Revenue	16,982,685	—	14,851,362	—	2,131,323	14.4%
Cost of goods sold	(9,642,180)	57%	(7,216,188)	49%	(2,425,992)	33.6%
Gross profit	7,340,505	43%	7,635,174	51%	(294,669)	(3.9)%

Total operating expenses	(1,285,313)	7.6%	(1,321,150)	9%	35,837	(2.7)%
Operating income	6,055,192	35.6%	6,314,024	42%	(258,833)	(4)%

Total revenue was approximately $16.98 million for the six months ended June 30, 2011 as compared to approximately $14.85 million for the six months ended June 30, 2010.  This represents an increase of approximately $2.13 million, or 14.4%, growth that was primarily due to continuous growth in sales of the Company’s existing five commercialized products. The Company’s sales volume for the six months ended June 30, 2011 increased 13.2% compared to the same period in 2010. As of June 30, 2011, revenues generated from sales of YSTP’s 25 Ingredients Mandrake Pill, its largest revenue producer, increased 31.3% from $6.16 million in the six months ended June 30, 2010 to $8.09 million in the six months of 2011. Expansion of YSTP’s existing distributor network also contributed to increases in the Company’s revenue during the six months ended June 30, 2011.

YSTP’s gross profit margin decreased from 51% in the six months ended June 30, 2010 to 43% in the same period of 2011, due to rising price of raw materials used on the Company’s products.  Raw material prices increased somewhat beginning in the second half of 2010.

Selling expenses decreased by $435,508, or 73%, from $598,237 in the six months ended June 30, 2010, to $162,729 in the same period of 2011. The decrease resulted from a decrease in accruals for quality warranty by $520,708 and was offset by increases in sales salaries, sample fees and utilities.

Research and development costs decreased by $2,155, or 0.7%, from $289,413 in the six months ended June 30, 2010 to $287,258 in the same period of 2011. The Company plans to spend about the same dollar amount on its research and development activities in 2011.

Other general and administrative expenses increased by $401,826, or 92.7%, from $433,500 in the six months ended June 30, 2010, to $835,326 in the same period of 2011, primarily as a result of business expansion and the issuance of stock to the Company’s investor relations/public relations firm, Trilogy Capital Partners, Inc.

Net interest expense was $0 in the six months ended June 30, 2011, compared to net interest expense of $90,625 in the same period of 2010.

The Company’s net income for the six months ended June 30, 2011 and 2010 were $6,100,311 and $6,227,846, respectively. The decrease in net income is primarily a result of rising price of raw materials.

Liquidity and Capital Resources

As highlighted in the consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) financing activities, and (iv) investing activities.

Statement of Consolidated Cash Flows Ended June 30, 2011 and 2010

	For the six months ended June 30, 2011 ($)	For the six months ended June 30, 2010 ($)	Change ($)
Net cash provided by operating activities	7,052,774	4,529,109	2,523,665
Net cash provided by investing activities	0	1,413,394	(1,413,394)
Net cash provided by (used in) financing activities	14,420,401	(2,378,567)	16,798,968
Effects of exchange rate	466,140	51,448	414,692
Cash, beginning of period	7,579,283	4,081,752	3,497,531
Increase in cash	21,939,315	3,615,384	18,323,930
Cash, end of period	29,518,598	7,697,136	21,821,462

Cash Flows and Working Capital

As of June 30, 2011, the Company had working capital of $38,302,666, including cash of $29,518,598. The Company’s cash includes cash-in-hand and bank savings.

Cash Provided by Operating Activities

Net cash provided by operating activities was $7,052,774 in the six months ended June 30, 2011, compared to $4,529,109 provided in the same period of 2010. The $2,523,665 increase in cash from operating activities in the six months ended June 30, 2011 was due to a decrease in net income of $127,536, and a decrease in accrued expenses and other payables of $523,961, a decrease in other receivables of $99,283. These cash decreases were offset by an increase in account receivables of $1,407,135, an increase in bad debt reserve of $125,010, an increase in inventory of $389,894, an increase in prepaid expenses of $58,473, and an increase in accounts payable of $1,058,300, an increase in trade deposit paid of $1,491, an increase in value-added tax payable of $114,770 and an increase in stock compensation of $150,836. Non-cash transactions consisted of the following: (i) $373,940 in depreciation and (ii) $173,978 in amortization.

Cash Used in Investing Activities

Net cash provided by investing activities was $0 in the six months ended June 30, 2011, compared to $1,413,394 in the same period of 2010.

Cash Used in Financing Activities

The cash generated from financing activities was $14,420,401 in the six months ended June 30, 2011, compared to a net cash of $2,378,567 used in the same period of 2010. The Company IPO consisted of an offering of 3,000,000 of the Company’s common shares at $5.50 per share. The gross proceeds of the offering were $16,500,000, associated financing costs were $2,079,599, and the net proceeds received by the Company totaled $14,420,401.

Effect of change in exchange rate

Net cash gain due to currency exchange was $466,140 in the six months ended June 30, 2011, compared to a gain of $51,448 in the same period of 2010.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to its investors.

Contractual Obligations

The Company does not have any outstanding contractual obligations as of June 30, 2011.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Company maintains a system of controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2011, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in our Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three or six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1A.     Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) The Section entitled “Use of Proceeds” appearing in the registration statement filed with the Commission on May 14, 2010, as amended (file no. 333-166854) (the “Registration Statement”) and the prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 (the “Securities Act”) on January 11, 2011 (the “IPO Prospectus”) is incorporated by reference. The effective date of the Registration Statement was December 28, 2010. The Registration Statement registered the offering of up to 3,000,000 common shares (the “Offering”). As of June 30, 2011, the Company had received the proceeds of the offering, had not yet applied it to any use, and is holding the proceeds in a bank account pending their use.

(c) None.

Item 3.       Defaults upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.        Other Information

None.

Item 6.        Exhibits

The following documents are filed herewith:

Exhibit Number	Document

3(i).1	Articles of Association of the Registrant (1)

3(i).2	Amended and Restated Articles of Association of the Registrant (1)

3(i).3	Articles of Association of Registrant reflecting name change (1)

3(ii).1	Memorandum of Association of the Registrant (1)

3(ii).2	Amended and Restated Memorandum of Association of Registrant (1)

3(ii).3	Memorandum of Association of Registrant reflecting name change (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Entrusted Management Agreement for YSTP (1)

10.2	Translation of Shareholder Voting Proxy Agreement for WFOE (1)

10.3	Translation of Pledge of Equity Interest Agreement for WFOE (1)

10.4	Translation of Exclusive Option Agreement for YSTP (1)

10.5	Form of Lock-Up Agreement (1)

10.6	Translation of Medicinal Materials Procurement Contract (Ba Sang) (1)

10.7	Translation of Medicinal Materials Procurement Contract (Chun Sheng) (1)

10.8	Translation of Medicinal Materials Procurement Contract (Cili Peichu) (1)

10.9	Translation of Medicinal Materials Procurement Contract (Kunming Morningstar Printing Co.) (1)

10.10	Translation of Medicinal Materials Procurement Contract (Xiong Ba) (1)

10.11	Translation of Sales Contract (Hangzhou Hesheng Medicine Co. Ltd) (1)

10.12	Translation of Sales Contract (Kunming Shangri-La Medicine Co. Ltd.) (1)

10.13	Translation of Agreement on Prescription and Industrialization Development of Tibetan Medicine (Kunming Institute of Botany of Chinese Academy Of Sciences) (1)

10.14	Translation of Agreement on Research into Tibetan Medicine Pharmacology and Effect (Second Military Medical University of Chinese People’s Liberation Army) (1)

10.15	Retainer Contract (Sabrina Ren) (1)

10.16	Retainer Contract (Hong Yu) (1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

99.1	Code of Business Conduct and Ethics (1)

99.2	Audit Committee Charter (3)

(1)	Incorporated by reference from registration statement filed with the Commission on May 14, 2010, as amended (file no. 333-166854).
(2)	Filed herewith.
(3)	Incorporated by reference from the registrant’s annual report on Form 10-K, File no. 001-35038, filed on March 30, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Shangri-La County, Diqing, Yunnan Province, China, on August 15, 2011.

TIBET PHARMACEUTICALS, INC.

/s/ Hong Yu
Hong Yu
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011

TIBET PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$29,518,598	$7,579,283
Accounts receivable- related party	3,700,297	3,170,048
Accounts receivable- non-related party (net of bad debt reserve of $125,010 and $0 respectively)	8,592,423	9,076,045
Other receivables	107,535	105,115
Inventories	1,255,543	1,197,066

Total current assets	43,174,396	21,127,557
Property, plant and equipment, net	5,929,331	6,166,243
Intangible assets	515,241	600,443
Prepaid expenses	296,725	302,033

Total Assets	$49,915,693	$28,196,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,161,182	$2,877,746
Accrued expenses and warranty reserve	1,775,535	1,836,840
Total current liabilities	4,936,717	4,714,586

Stockholders’ Equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,845,834 and 11,812,500 issued and outstanding as of June 30, 2011 and December 31, 2010 respectively	14,845	11,812
Additional paid in capital	23,063,969	8,495,765
Retained earnings	15,594,279	9,493,969
Accumulated Other Comprehensive Income	2,164,980	1,339,241
Statutory reserve	4,140,903	4,140,903

Total stockholders’ equity	44,978,976	23,481,690

Total Liabilities and Stockholders’ Equity	$49,915,693	$28,196,276

The accompanying notes are an integral part of these financial statements.

TIBET PHARMACEUTICALS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Sales	$16,982,685	$14,851,362	$8,746,125	$7,831,878
Cost of sales	(9,642,180)	(7,216,188)	(4,880,369)	(3,740,344)

Gross profit	7,340,505	7,635,174	3,865,756	4,091,534
Selling, general and administrative expense	(1,285,313)	(1,321,150)	(363,444)	(668,010)
Income from operations	6,055,192	6,314,024	3,502,312	3,423,524

Interest income	48,298	6,680	34,071	2,976
Interest expense and bank charges	(3,179)	(92,858)	(1,584)	(46,535)
Total Other Income (Expense)	45,119	(86,178)	32,487	(43,559)

Income before income taxes	6,100,311	6,227,846	3,534,799	3,379,965

Income taxes	—	—	—	—
Net income	$6,100,311	$6,227,846	$3,534,799	$3,379,965
Other comprehensive income	825,739	93,062	699,533	91,584

Comprehensive income	$6,926,050	$6,320,908	$4,234,332	$3,471,549
Weighted average common shares outstanding	14,336,699	11,797,914	14,336,699	11,797,914
Basic and diluted	$0.43	$0.53	$0.25	$0.29

The accompanying notes are an integral part of these financial statements.

TIBET PHARMACEUTICALS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,100,311	$6,227,846
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation	373,940	353,152
Amortization	173,978	226,230
Bad Debt Reserve	125,010	—
Stock based compensation	150,836	—
Changes in assets and liabilities provided/(used) cash
Accounts receivable	110,291	(1,296,844)
Trade deposit paid	—	97,793
Inventories	(30,918)	(420,812)
Prepaid expenses	(64,985)	(123,459)
Accounts payable	222,187	(836,113)
Accrued expenses and warranty reserve	(244,293)	279,668
Value-added tax payable	136,417	21,648

Net cash provided by operating activities	7,052,774	4,529,109

CASH FLOWS FROM INVESTING ACTIVITIES:
Due from shareholder	—	1,553,115
Purchase of property & equipment	—	(139,721)
Net cash provided by operating activities	—	1,413,394

CASH FLOWS FROM FINANCING ACTIVITIES:
IPO Proceeds	14,420,401	—
Dividend paid	—	(2,498,567)
Issuance of Common	—	120,000
Net cash provided (used) in financing activities	14,420,401	(2,378,567)

Effect of exchange rate changes on cash and cash equivalents	466,140	51,448
NET CHANGE IN CASH AND CASH EQUIVALENTS	21,939,315	3,615,384
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,579,283	4,081,752

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,518,598	$7,697,136

The accompanying notes are an integral part of these financial statements.

TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Statutory Reserve	Accumulated Other Comprehensive Income/(Loss)	Total	Due from stockholder	Total Stockholders’ Equity
Balance, January 1, 2010	11,782,500	$11,782	$8,375,795	$193,793	$2,811,323	$694,588	$12,087,281	$(1,550,085)	$10,537,196
Stock based compensation	30,000	30	119,970				120,000		120,000
Net income				13,142,085			13,142,085		13,142,085
Distribution				(2,512,330)			(2,512,330)		(2,512,330)
Transfer to statutory reserve				(1,329,580)	1,329,580
Foreign currency translation adjustments						644,653	644,653		644,653
Change in due from stockholder								1,550,085	1,550,085
Balance, December 31, 2010	11,812,500	$11,812	$8,495,765	$9,493,968	$4,140,903	$1,339,241	$23,481,689	$—	$23,481,689
Stock issuance	3,000,000	3,000	14,417,401				14,420,401		14,420,401
Stock based compensation	33,334	33	150,803				150,836		150,836
Net income				6,100,311			6,100,311		6,100,311
Distribution-Net Income				.			0
Transfer to Statutory Reserve							0		0
Foreign currency translation						825,739	825,739		825,739
Change in due from stockholder
Balance, June 30, 2011	14,845,834	$14,845	$23,063,969	$15,594,279	$4,140,903	$2,164,980	$44,978,976	—	$44,978,976

The accompanying notes are an integral part of these financial statements.

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Note 1 – ORGANIZATION AND NATURE OF OPERATIONS

Tibet Pharmaceuticals Inc. (formerly known as Shangri-La Tibetan Pharmaceuticals, Inc., the “Company”), was incorporated on December 22, 2009 under the laws of British Virgin Islands. In July 2010, the Company changed its name to Tibet Pharmaceuticals, Inc. China Tibetan Pharmaceuticals Limited (“CTP”), the Company’s 100% owned subsidiary, was established in Hong Kong on January 6, 2010 as a limited liability company. Other than the equity interest in CTP, the Company does not own any assets or conduct any operations. CTP holds all of the outstanding equity interest in Yibo Information Consulting (Shenzhen) Company Ltd., a company established on March 18, 2010 in the PRC as a wholly foreign owned enterprise (“WFOE”). Other than the equity interest in WFOE, CTP does not own any assets or conduct any operations. Yunnan Diqing Shangri-La Tibetan Medicine Co., Ltd was incorporated on April 19, 2000 as a domestic Chinese corporation. On December 24, 2002, it changed its name to Yunnan Shangri-La Tibetan Pharmaceutical Group Limited (“YSTP”). YSTP is engaged in manufacturing, marketing, selling, researching and developing modernized traditional Tibetan medicines in China.

WFOE conducts its business through YSTP via a series of contractual arrangements. YSTP is consolidated as a variable interest entity (“VIE”). The Company does not conduct any substantive operations of its own, but conducts its primary business operations through WFOE’s VIE. The Company holds its interest in the VIE through WFOE.

Effective control over the VIE was transferred to the Company through the series of contractual arrangements without transferring legal ownership in the VIE (the “reorganization”). As a result of these contractual arrangements, the Company maintained the ability to approve decisions made by the VIE and was entitled to substantially all of the economic benefits of the VIE, and therefore the Company consolidates the VIE. Immediately before and after the reorganization, the ultimate shareholder controlled the VIE; therefore, the reorganization is accounted for as a transaction between entities under common control. Accordingly, the accompanying consolidated financial statements have been prepared as if the current corporate structure had been in existence throughout the periods presented.

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

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
In addition, WFOE entered into an option agreement to acquire the principal shareholders’ equity interest in these entities at such times as it may wish to do so.

The following are brief descriptions of contracts entered between WFOE and YSTP:

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

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars. These financial statements are prepared on a historical pro forma basis. The consolidated financial statements include the accounts of the Company, its subsidiary and VIE for which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated in the consolidation. Please also refer to Note 1 for the discussion on accounting for the reorganization and acquisition. These financial statements have been prepared on a historical pro-forma basis.

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

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Translation Adjustment

As of June 30, 2011 and December 31, 2010, respectively, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”), with the CNY as the functional currency. According to ASC 830, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standards Codification (“ASC 220”), as a component of shareholders’ equity. Transaction gains and losses are reflected in the income statement.

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

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

There were no contingencies of this nature at June 30, 2011.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. The allowance for doubtful accounts were $125,010 and $0 as of June 30,2011 and December 31, 2010 respectively.

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. As of June 30, 2011 and December 31, 2010, respectively, inventories consist of the following:

	June 30, 2011	December 31, 2010
Raw materials	$729,835	$519,520
Package materials	357,353	96,298
Finished goods	168,355	581,248
Total	$1,255,543	$1,197,066

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

Buildings	20 years
Machinery and equipment	10 years
Motor vehicles and others	5 years

As of June 30, 2011 and December 31, 2010, respectively, Property, Plant & Equipment consist of the following:

	June 30, 2011	December 31, 2010
Buildings	$5,692,315	$5,564,217
Machinery and equipment	3,635,699	3,553,882
Motor vehicles and others	745,627	728,848
Sub-total	10,073,641	9,846,947
Less: Accumulated depreciation	(4,144,310)	(3,680,704)
Property, plant and equipment, net	$5,929,331	$6,166,243

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Depreciation expenses for the six months ended June 30, 2011 and 2010 totaled $373,940 and $353,152, respectively.

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

Land use right	50 years
Proprietary technologies	10 years

As of June 30, 2011 and December 31, 2010, respectively, the components of finite-lived intangible assets are as follows:

	June 30, 2011	December 31, 2010
Proprietary technologies	$1,856,723	$1,814,940
Land use right	309,454	302,490
	2,166,177	2,117,430
Less: Accumulated amortization:	(1,650,936)	(1,516,987)
	$515,241	$600,443

Amortization expense for the six months ended June 30, 2011 and 2010 were $97,737 and $91,124, respectively.

The estimated future amortization expenses related to intangible assets as of June 30, 2011 are as follows:

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
Years ended December 31,
2011	$197,278
2012	114,719
2013	6,165
2014	6,165
2015	6,165
Thereafter	$184,749

Long-Lived Assets

The Company adopted the Property, Plant and Equipment in accordance with FASB Accounting Standard Codification (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2011 and December 31, 2010, respectively, there were no impairments of its long-lived assets.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with the Revenue Recognition Topic of the FASB Accounting Standards Codification (“ASC 605”) and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

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

If the products sold have quality issues, the Company is responsible because of the product warranty included in each sale. However, the customers cannot return merchandise without permission of the Company. The return is recorded on the date the return is authorized. A quality warranty reserve provision has been made for the anticipated cost to replace items. The quality reserve accruals in amount of $1,097,503 and $977,612 as of June 30, 2011 and 2010, respectively, were included in the accrued expenses and other payables on the consolidated balance sheets.

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Revenues are recorded net of value-added taxes.

Prepaid Expenses

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company records payments made to advertising companies for the purpose of reserving prime-time advertising space as prepaid expenses in the consolidated balance sheet. The Company expenses the prepaid advertising amount when the advertisement is published or aired. All other advertising costs are expensed as incurred. At June 30, 2011 and 2010, the prepaid advertising costs were $64,985 and $61,934 respectively.

Also, included in prepaid expenses is GMP authentication, which is being amortized during the period of the certificate of authentication.

Research and development costs

Research and development costs are incurred in the development of the new products and processes, including significant improvements and refinements to existing products. All research and development costs are expensed as incurred. Expenses recorded for the six months ended June 30, 2011 and 2010 were approximately $287,258 and $289,413, respectively.

Advertising Expense

The Company expenses its advertising costs when the expense is incurred. Advertising expense for the six months ended June 30, 2011 and 2010 were approximately $64,140 and $61,729 respectively.

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

There are no differences between the Company’s tax bases of assets and liabilities and their financial reporting amounts, and therefore, there were no deferred tax assets or deferred tax liabilities at June 30, 2011 and 2010.

The Company is entitled to exemption from PRC income tax between 2008 and 2012. According to tax preferential policy of Yunnan Diqing Tibet Autonomous State and approval of governmental tax agency, after approval of document by the tax bureau of the People’s Government Office of Yunnan Diqing Autonomous State, the tax bureau of the Yunnan Diqing Tibet Autonomous State agreed to exempt the Company from income tax for 5 years between 2008 and 2012. The dollar effect of this tax holiday is $883,700, $1,525,078, $844,991and $1,556,962 for the three and six months ended June 30, 2011 and 2010, respectively. The pro-forma per share effect is $0.06, $0.11, $0.07 and $0.13 per share for the three and six months ended June 30, 2011 and 2010 respectively.

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. At June 30, 2011 and December 31, 2010, there was no allowance for uncollectible accounts as previously discussed.

Segment Reporting

The Company operates and manages its business as a single segment that includes primarily the development, manufacture and sale of modernized traditional Chinese medicine.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that will have a material impact on the Company’s consolidated financial statements.

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Reclassification

Certain prior year accounts were reclassified to conform to the manner of presentation in the current period.

Note 3 – COMPENSATED ABSENCES

Regulation 45 of the local labor law of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after one year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 4 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Revenues derived from related party transactions for the six months ended June 30, 2011 and 2010 were $2,585,442 and $2,452,020, respectively. As of June 30, 2011 and December 31, 2010, the balances of accounts receivable from related party were $3,700,297 and $3,170,048, respectively.

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2011 and December 31, 2010, the Company had allocated $4,140,903 to these non-distributable reserve funds. Any allocation to the reserves for 2011 will be made at the end of the year.

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Note 6 – OTHER COMPREHENSIVE INCOME

Balances of related after-tax component, foreign currency translation adjustment comprising accumulated other comprehensive income, included in stockholders’ equity, as of June 30, 2011 and 2010, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2010	$1,339,241	$1,339,241
Change for six months ended June 30, 2011	825,739	825,739
Balance at June 30, 2011	$2,164,980	$2,164,980

Note 7 – CONCENTRATIONS

Two customers accounted for 24.7% and 27% of the Company’s revenues for the six months ended June 30, 2011 and 2010, respectively. One of these customers, Shangri-La Kunming Pharmaceutical Company, is a related party and represented 15% and 17% of the Company’s revenues for the six months ended June 30, 2011 and 2010, respectively

Three vendors accounted for 58.0% and 55.0% of the Company’s purchases for the six months ended June 30, 2011 and 2010, respectively. None of these vendors is a related party of the Company.

Note 8 – EQUITY

IPO Arrangement

On January 24, 2011, the Company completed its initial public offering (“IPO”) of 3,000,000 ordinary shares at $5.50 per share. The gross proceeds were $16,500,000 with financing costs of $2,079,599, and the net proceeds received by the Company were $14,420,401.

No warrants have been issued as of June 30, 2011.

Our Board of Directors and shareholders have approved a Share Incentive Plan to our employees and directors. This plan authorizes the issuance of up to 684,375 restricted common shares and options for redemption of restricted common shares. No options have been granted as of June 30, 2011.

Note 9 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Basic and diluted earnings per share:
Numerator:
Net income used in computing basic earnings per share	$6,100,311	$6,227,847	$3,534,799	$3,379,965
Net income applicable to common shareholders	$6,100,311	$6,227,847	$3,534,799	$3,379,965

Denominator:
Weighted average common shares outstanding	$14,336,699	$11,797,914	$14,336,699	$11,797,914

Basic and diluted earnings per share	$0.43	$0.53	$0.25	$0.29

Note 10 – COMMITMENTS

The Company has entered into three-year employment contracts with its chief executive officer, chief financial officer and chairman of the board. The agreements with CFO and Chairman expire April 29, 2013, each carries a renewal option of two years. The agreement with new CEO expires June 5, 2014, and carries a renewal option of two years.

The Company has entered into five-year research and development agreements with two third parties expiring December 28, 2011 and December 31, 2011, respectively. Combined fees for these services amount to approximately $142,000 annually.

On October 12, 2010, the Company has entered an agreement with an investor relations/public relations firm, Trilogy Capital Partners, Inc. (“Trilogy”). The agreement, as amended, provided that it would remain in force until six (6) months after the Company closes its Initial Public Offering (“IPO”). It provided that the Company would pay Fees for Trilogy’s services of $7,500 per month. As additional compensation, the Company agreed to issue the Firm 33,334 shares restricted common shares based on an estimated IPO’s per-share price. As of June 30, 2011, all of these shares have been issued. During the six months ended June 30, 2011, the Company recorded $150,836 as stock based compensation expenses, including $71,668 during the three months ended June 30, 2011.

Note 11 –RECENT DEVELOPMENTS

On June 6, 2011, Mr. Taylor Z. Guo resigned as CEO of the Company and as the General Manager and CEO of Yunnan Shangri-La Tibetan Pharmaceutical Group Limited (“YSTP”). Mr. Guo no longer holds any position as an officer or employee of either the Company or YSTP. Mr. Guo continues to serve as a director of the Company.
On June 6, the Company formally retained Mr. Hong Yu to serve as CEO of the Company, and also assumed the duties of General Manager and CEO of YSTP. Mr. Yu is the founder of YSTP and the largest shareholder of the Company. Mr. Yu has continuously served as the Chairman of the board of directors of both the Company and YST.

TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Note 12 – SUBSEQUENT EVENTS
For the first six months ended June 30, 2011, the Company has evaluated subsequent events for potential recognition and disclosure from July 1, 2011 through the date the financial statements were available to be issued.