Form 10-Q/A
period 2011-06-30
TIBET PHARMACEUTICALS, INC.
filed 2011-08-29
CIK 1489077

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
First Amendment

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
None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Explanatory Note: The Registrant is filing this amendment for the sole purposes of (i) including XBRL files required to be filed within 30 days of the filing of this Form 10-Q and (ii) supplementing the previously filed Management's Discussion and Analysis with comparisons of the three months ended June 30, 2011 and 2010. Other than as described above, the Form 10-Q is identical to the previously filed Form 10-Q. The Registrant has filed the entire Form 10-Q/A as a convenience to allow shareholders to review the entire document in a single location.

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

Item 2.       Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of our company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report. In this report, the terms “we,” “the Company,” “TBET,” “our company,” and “our” refer to Tibet Pharmaceuticals, Inc., a British Virgin Islands company.  “CTP” refers to, China Tibetan Pharmaceuticals Limited (Hong Kong) Limited, our wholly-owned subsidiary (Hong Kong).  “WFOE” refers to CTP’s wholly-owned subsidiary Yibo Information Consulting (Shenzhen) Company Ltd. (People’s Republic of China), and “YSTP” refers to Yunnan Shangri-La Tibetan Pharmaceutical Group Limited, our operating subsidiary in the People’s Republic of China.

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

Factors Affecting Results of Operations – Generally

The Company believes the most significant factors that directly or indirectly affect sales revenues and net income are:

•	global economic conditions;

•	the changes in China’s macro-economic environment and healthcare-related government strategies and policies;

•	the increase in number of elderly people and their perception and acceptance of traditional Tibetan medicine as effective, having fewer side effects, and being a safe alternative to western medicines;

•	the Company’s ability to attract and retain distributors, key customers and direct sales force;

•	the Company’s ability to selectively pursue strategic acquisitions and licensing opportunities;

•	new product introductions by the Company and its competitors; and

•	the Company’s ability to price its products at levels that provide favorable margins.

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2010:

	For Three-Month Periods Ended June 30,
	2011		2010		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Revenue	8,746,125	—	7,831,878	—	914,247	11.7%
Cost of goods sold	(4,880,369)	55.8%	(3,740,344)	47.8%	(1,140,025)	30.5%
Gross profit	3,865,756	44.2%	4,091,534	52.2%	(225,778)	(5.5	) %

Total operating expenses	(363,444)	4.2%	(668,010)	8.5%	304,566	(45.6	) %
Operating income	3,502,312	40.0%	3,423,524	43.7%	78,788	2.3%

Total revenue was approximately $8.75 million for the three months ended June 30, 2011 as compared to approximately $7.83 million for the three months ended June 30, 2010.  This represents an increase of approximately $0.91 million, or 11.7%, which was primarily due to continuous growth in sales of the Company’s existing five commercialized products. The Company’s sales volume for the three months ended June 30, 2011 increased 11.43% compared to the same period in 2010. As of June 30, 2011, revenues generated from sales of YSTP’s 25 Ingredients Mandrake Pill, its largest revenue producer, increased 43.12% from $2.93 million in the three months ended June 30, 2010 to $4.20 million in the same period in 2011. Expansion of YSTP’s existing distributor network also contributed to increases in the Company’s revenue during the three months ended June 30, 2011.

YSTP’s gross profit margin decreased from 52.2% in the three months ended June 30, 2010 to 44.2% in the same period of 2011, mainlydue to rising price of raw materials used in the Company’s products.  Raw material prices increased somewhat beginning in the second half of 2010.

Selling expenses decreased by $0.52 million, or 167.36%, from $0.31 million in the three months ended June 30, 2010, to $(0.21) million in the same period of 2011. The decrease mainly resulted from the offset of accruals for quality warranty by $0.40 million.

Research and development costs decreased by $949, or 0.67%, from $141,344 in the three months ended June 30, 2010 to $140,395 in the same period of 2011. The Company plans to spend about the same dollar amount on its research and development activities in 2011.

Other general and administrative expenses increased approximately by $0.22 million, or 101%, from $0.21 million in the three months ended June 30, 2010, to $0.43 million in the same period of 2011, primarily as a result of the bad debt reserved in accordance with the Company policy.

Net interest expense was $0 in the three months ended June 30, 2011, compared to net interest expense of $45,311 in the same period of 2010.

The Company’s net income for the three months ended June 30, 2011 and 2010 were $3,534,799 and $3,379,965, respectively. The increase in net income is primarily a result of the decrease in total operating expenses.

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

(c) None.

Item 3.       Defaults upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.        Other Information

None.

Item 6.        Exhibits

The following documents are filed herewith:

Exhibit Number	Document

3(i).1	Articles of Association of the Registrant (1)

3(i).2	Amended and Restated Articles of Association of the Registrant (1)

3(i).3	Articles of Association of Registrant reflecting name change (1)

3(ii).1	Memorandum of Association of the Registrant (1)

3(ii).2	Amended and Restated Memorandum of Association of Registrant (1)

3(ii).3	Memorandum of Association of Registrant reflecting name change (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Entrusted Management Agreement for YSTP (1)

10.2	Translation of Shareholder Voting Proxy Agreement for WFOE (1)

10.3	Translation of Pledge of Equity Interest Agreement for WFOE (1)

10.4	Translation of Exclusive Option Agreement for YSTP (1)

10.5	Form of Lock-Up Agreement (1)

10.6	Translation of Medicinal Materials Procurement Contract (Ba Sang) (1)

10.7	Translation of Medicinal Materials Procurement Contract (Chun Sheng) (1)

10.8	Translation of Medicinal Materials Procurement Contract (Cili Peichu) (1)

10.9	Translation of Medicinal Materials Procurement Contract (Kunming Morningstar Printing Co.) (1)

10.10	Translation of Medicinal Materials Procurement Contract (Xiong Ba) (1)

10.11	Translation of Sales Contract (Hangzhou Hesheng Medicine Co. Ltd) (1)

10.12	Translation of Sales Contract (Kunming Shangri-La Medicine Co. Ltd.) (1)

10.13	Translation of Agreement on Prescription and Industrialization Development of Tibetan Medicine (Kunming Institute of Botany of Chinese Academy Of Sciences) (1)

10.14	Translation of Agreement on Research into Tibetan Medicine Pharmacology and Effect (Second Military Medical University of Chinese People’s Liberation Army) (1)

10.15	Retainer Contract (Sabrina Ren) (1)

10.16	Retainer Contract (Hong Yu) (1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

99.1	Code of Business Conduct and Ethics (1)

99.2	Audit Committee Charter (3)

101	The following materials from the Tibet Pharmaceuticals, Inc. Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity and (v) related notes, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

(1)	Incorporated by reference from registration statement filed with the Commission on May 14, 2010, as amended (file no. 333-166854).
(2)	Filed herewith.
(3)	Incorporated by reference from the registrant’s annual report on Form 10-K, File no. 001-35038, filed on March 30, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Shangri-La County, Diqing, Yunnan Province, China, on August 26, 2011.

TIBET PHARMACEUTICALS, INC.

/s/ Hong Yu
Hong Yu
Chief Executive Officer
(Principal Executive Officer)

Date: August 26, 2011

TIBET PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$29,518,598	$7,579,283
Accounts receivable- related party	3,700,297	3,170,048
Accounts receivable- non-related party (net of bad debt reserve of $125,010 and $0 respectively)	8,592,423	9,076,045
Other receivables	107,535	105,115
Inventories	1,255,543	1,197,066

Total current assets	43,174,396	21,127,557
Property, plant and equipment, net	5,929,331	6,166,243
Intangible assets	515,241	600,443
Prepaid expenses	296,725	302,033

Total Assets	$49,915,693	$28,196,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,161,182	$2,877,746
Accrued expenses and warranty reserve	1,775,535	1,836,840
Total current liabilities	4,936,717	4,714,586

Stockholders’ Equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,845,834 and 11,812,500 issued and outstanding as of June 30, 2011 and December 31, 2010 respectively	14,845	11,812
Additional paid in capital	23,063,969	8,495,765
Retained earnings	15,594,279	9,493,969
Accumulated Other Comprehensive Income	2,164,980	1,339,241
Statutory reserve	4,140,903	4,140,903

Total stockholders’ equity	44,978,976	23,481,690

Total Liabilities and Stockholders’ Equity	$49,915,693	$28,196,276

The accompanying notes are an integral part of these financial statements.

TIBET PHARMACEUTICALS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Sales	$16,982,685	$14,851,362	$8,746,125	$7,831,878
Cost of sales	(9,642,180)	(7,216,188)	(4,880,369)	(3,740,344)

Gross profit	7,340,505	7,635,174	3,865,756	4,091,534
Selling, general and administrative expense	(1,285,313)	(1,321,150)	(363,444)	(668,010)
Income from operations	6,055,192	6,314,024	3,502,312	3,423,524

Interest income	48,298	6,680	34,071	2,976
Interest expense and bank charges	(3,179)	(92,858)	(1,584)	(46,535)
Total Other Income (Expense)	45,119	(86,178)	32,487	(43,559)

Income before income taxes	6,100,311	6,227,846	3,534,799	3,379,965

Income taxes	—	—	—	—
Net income	6,100,311	6,227,846	3,534,799	3,379,965
Other comprehensive income	825,739	93,062	699,533	91,584

Comprehensive income	$6,926,050	$6,320,908	$4,234,332	$3,471,549
Weighted average common shares outstanding	14,336,699	11,797,914	14,336,699	11,797,914
Basic and diluted	$0.43	$0.53	$0.25	$0.29

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