Form 10-Q
period 2011-09-30
TIBET PHARMACEUTICALS, INC.
filed 2011-11-14
CIK 1489077

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three and nine month periods ended September 30, 2011

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

Overview

The Company focuses on the research, development, manufacturing, marketing and selling of modernized traditional Tibetan medicines in China. All of the Company’s current products are offered and derived from Tibetan- based traditional medicines and are manufactured by YSTP using plant based natural materials, particularly the herbs and minerals found in the high- altitude, low-temperature, and pollution-free environment of Qinghai-Tibet Plateau. As of September 30, 2011, the Company sold 5 prescription and over-the-counter Tibetan medicine products.  Each has been approved by China’s SFDA as having medicinal purpose and having demonstrated safety and efficacy for the treatment of one or more therapeutic indications.

In the last two years, YSTP’s business has grown rapidly as a result of China’s strengthening economy, the strong demand in China for traditional Chinese and Tibetan medicines, the government’s efforts to improve health care in China, and the increase in the number of elderly people in China.

For the nine-month periods ended September 30, 2011 and 2010, the Company’s total revenues amounted to approximately $25.57 million and $23.88 million, respectively. Net income was $7.75 million and $10.06 million, respectively.

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

If the products sold have quality issues within product warranty period, the Company would offer a sale return to customers. The return is recorded on the date the return is authorized. A sale return reserve has been made for the anticipated cost to replace items. The sale return reserve accruals in amount of $1,601,292 and $1,323,752 as of September 30, 2011 and December 31, 2010, respectively, were included in the accounts receivable on the consolidated balance sheets.

Prepaid Expenses

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising; the figure does not include the costs of developing and supporting our distribution network or the costs of direct marketing to actual and prospective customers. The Company records payments made to advertising companies for the purpose of reserving prime-time advertising space as prepaid expenses in the consolidated balance sheet. The Company expenses the prepaid advertising amount when the advertisement is published or aired. All other advertising costs are expensed as incurred. For the nine-month periods ended September 30, 2011 and 2010, prepaid advertising costs were $32,871 and $0, respectively.

Research and development costs

Research and development costs are incurred in the development of the new products and processes, including significant improvements and refinements to existing products. All research and development costs are expensed as incurred. Expenses recorded for the nine months ended September 30, 2011 and 2010 were $435,632 and $461,347, respectively. For three months ended September 30, 2011 and 2010, the research and development costs were $148,858 and $155,035, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At September 30, 2011 and December 31, 2010, cash and cash equivalents totals were $25,959,333 and $7,579,281, respectively. The September 30, 2011 total reflects the receipt of proceeds of the Company’s January 24, 2011 initial public offering (“IPO”) of three million shares of its common stock at an offering price of $5.50.

Comprehensive Income

The Company follows the Comprehensive Income Topic of the FASB Accounting Standards Codification (“ASC 220”). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the year ended December 31, 2010 financial statements which are contained in the Company’s Form 10-K which has been filed with the United States Securities and Exchange Commission. The results of operations for the nine months period ended September 30, 2011 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2011.

Translation Adjustment

As of September 30, 2011, the accounts of TBET were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.3885 per US dollar and RMB 6.6118 per US dollar as of September 30, 2011 and December 31, 2010, respectively. Shareholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of shareholders’ equity.

During the nine months ended September 30, 2011 and 2010, the transactions of TBET were denominated and recorded in RMB and are translated at the average rates of exchange for the period. These rates were RMB 6.5060 and RMB 6.8164 per US dollar for the nine months ended September 30, 2011 and 2010, and RMB 6.4034 and RMB 6.7613 per US dollar for the three months ended September 30, 2011 and 2010, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2011and 2010.

Factors Affecting Results of Operations – Generally

The Company believes the most significant factors that directly or indirectly affect sales revenues and net income are:

•	global economic conditions;

•	the changes in China’s macro-economic environment and healthcare-related government strategies and policies;

•	the increase in number of elderly people and their perception and acceptance of traditional Tibetan medicine as effective, having fewer side effects, and being a safe alternative to western medicines;

•	the Company’s ability to attract and retain distributors, key customers and direct sales force;

•	the Company’s ability to selectively pursue strategic acquisitions and licensing opportunities;

•	new product introductions by the Company and its competitors; and

•	the Company’s ability to price its products at levels that provide favorable margins.

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010:

	For Three Months Ended September 30,			Percentage of
	2011	2010	Net Change	Change
Sales	$8,582,828	$9,025,013	$(442,185)	(5%)
Cost of goods sold	5,637,715	4,365,813	1,271,902	29%
Gross profit	2,945,113	4,659,200	(1,714,087)	(37%)
Selling, general and administrative expenses	1,330,743	783,624	547,119	70%
Income from operations	1,614,370	3,875,576	(2,261,206)	(58%)
Interest expense	-	(46,570)	46,570	(100%)
Interest income	34,904	7,112	27,792	391%
Other income (expense)	(3,299)	-	(3,299)	n/m
Net other income (expense)	31,605	(39,458)	71,063	(180%)
Income before income taxes	1,645,975	3,836,118	(2,190,143)	(57%)
Income taxes	-	-	-	-
Net income	$1,645,975	$3,836,118	$(2,190,143)	(57%)

Total revenue was approximately $8.58 million for the three months ended September 30, 2011 as compared to approximately $9.03 million for the same period of 2010. This represents a decrease of approximately $0.44 million or 5% of revenues. The decrease was primarily due to increasingly competitive business environment at Chinese medicine market, especially the effect from soaring inflation, which caused customers hold back at their expenditures at healthy products and medicine consumption. During the third quarter of 2011, we adopted more promotion activities to maintain our sales, including lowering the sale prices of our products and providing more promoting discounts.

The gross margin decreased from 52% in the three months ended September 30, 2010 to 34% in the same period of 2011, mainly due to rising costs from purchase of raw materials, which started in the second quarter of 2011.

Selling, general and administrative expenses increased by $0.55 million, or 70%, from $0.78 million in the three months ended September 30, 2010, to $1.33 million in the same period of 2011. The increase mainly resulted from an accrued expense of $0.46 million for allowance for doubtful accounts.

Interest expense was zero in the three months ended September 30, 2011, compared to $46,570 in the same period of 2010. This decrease was generated from the repayment of our bank loans in 2010.

Our net income for the three months ended September 30, 2011 and 2010 were $1.65 million and $3.84 million, respectively. The decrease of 2.19 million was primarily resulting from the reserve made for allowance for doubtful accounts of 0.46 million and the rising costs of raw materials, which pushed up our cost for 29% comparing with 2010.

Comparison of the Nine Months Ended September 30, 2011 and 2010:

	For Nine Months Ended September 30,			Percentage of
	2011	2010	Net Change	Change
Sales	$25,565,513	$23,876,375	$1,689,138	7%
Cost of goods sold	15,279,895	11,582,001	3,697,894	32%
Gross profit	10,285,618	12,194,374	(2,008,756)	(16%)
Selling, general and administrative expenses	2,616,056	2,104,774	511,282	24%
Income from operations	7,669,562	10,189,600	(2,520,038)	(24%)
Interest expense	-	(139,428)	139,428	(100%)
Interest income	83,202	13,792	69,410	503%
Other income (expense)	(6,478)	-	(6,478)	n/m
Net other income (expense)	76,724	(125,636)	202,360	(161%)
Income before income taxes	7,746,286	10,063,964	(2,317,678)	(23%)
Income taxes	-	-	-	-
Net income	$7,746,286	$10,063,964	$(2,317,678)	(23%)

Total revenue was approximately $25.57 million for the nine months ended September 30, 2011 as compared to approximately $23.88 million for the same period of 2010. This slightly $1.69 million or 7% increase at our revenues was generated from the promotion activities we adopted since early 2011. These promotion activities helped us to increase revenues in the first six months of 2011. But, in the third quarter of 2011, the soaring inflation and fluctuating consumer confidence had offset our increased revenues from the first two quarters and resulting a slightly increase of 7% at revenues.

Our gross margin decreased from 52% in the nine months ended September 30, 2010 to 40% in the same period of 2011, due to rising costs from purchase of raw materials which started in the second quarter of 2011.

Selling, general and administrative expenses increased by $0.51 million, or 24%, from $2.10 million in the three months ended September 30, 2010, to $2.62 million in the same period of 2011. The increase mainly resulted from an accrued expense of $0.46 million for allowance for doubtful accounts.

Interest expense was zero in the three months ended September 30, 2011, compared to $139,428 in the same period of 2010. This decrease was generated from the repayment of our bank loans in 2010.

Our net income for the nine months ended September 30, 2011 and 2010 were $7.75 million and $10.06 million, respectively. The decrease of 2.32 million was primarily resulting from the reserve made for allowance for doubtful accounts of 0.46 million and the rising costs of raw materials, which representing 3.70 million increase at cost.

Liquidity and Capital Resources

As highlighted in the consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) financing activities, and (iv) investing activities.

Statement of Consolidated Cash Flows Ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$3,266,105	$5,086,706
Net cash used in investing activities	-	(141,830)
Net cash provided by (used in) financing activities	14,420,402	(823,718)
Exchange rate effect on cash	693,545	162,675
Net cash inflow	$18,380,052	$4,283,833

Cash Flows and Working Capital

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2011 our working capital was $40,724,912 as compared to $16,412,969 at December 31, 2010, reflecting significant increase at cash and cash equivalents balances of $25,959,333 as compared to $7,579,281. The components of this increase in cash of $18,380,052 are discussed below.

Cash Provided by Operating Activities

Net cash provided by operating activities in the nine months ended September 30, 2011 totaled $3,266,105. Cash flow pertaining to operating activities included the Company’s net income for the first nine months of 2011 of $7,746,286, depreciation and amortization of $922,506, bad debt allowance of $460,433, allowance for sale return of $227,095, stock-based expense of $150,836, an increase from taxes payable, accrued payable, and other payables of $103,573. These favorable factors were offset by an increase in accounts receivable of $5,157,345, an increase in inventories of $429,101, and a decrease in accounts payable of $582,444.

Net cash provided by operating activities in the nine months ended September 30, 2010 totaled $5,086,706. Cash from operating activities mainly consisted of our net income for the first nine months of 2010 of $10,063,964, and depreciation and amortization of $994,126 and an increase from accrued payable and other payables of $456,690, partially offset by an increase in accounts receivable of $4,789,691 and a decrease in accounts payable of $1,021,320.

Cash Used in Investing Activities

Net cash used in investing activities was $0 in the nine months ended September 30, 2011. Net cash used in investing activities for the nine months ended September 30, 2010 totaled $141,830. This was for the purchase of plant and equipment.

Cash Used in Financing Activities

The cash generated from financing activities was $14,420,402 in the nine months ended September 30, 2011, compared to a cash outflow of $823,718 in the same period of 2010. For the nine months ended September 30, 2011, we completed our initial public offering of 3,000,000 shares of our common shares at $5.50 per share. The gross proceeds of the offering were $16,500,000, associated financing costs were $2,079,598.

Net cash used in financing activities in the nine months ended September 30, 2010 totaled $823,718. Cash from financing activities mainly consisted of our cash dividend distribution of $2,493,985 and collection from related party of $1,550,267.

Effect of change in exchange rate

Net cash gain due to currency exchange was $693,545 in the nine months ended September 30, 2011, compared to a gain of $162,675 in the same period of 2010.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to its investors.

Contractual Obligations

The Company has entered into three-year employment contracts with its chief executive officer, chief financial officer and chairman of the board. The agreements with chief financial officer and chairman of the board will expire April 29, 2013, carrying a renewal option of two years. The agreement with chief executive officer will expire September 5, 2014 with a renewal option of two years.

The Company has entered into five-year research and development agreements with two third parties expiring December 28, 2011 and December 31, 2011, respectively. Combined fees for these services amount to approximately $142,000 annually.

On October 12, 2010, the Company has entered an agreement with an investor relations/public relations firm, Trilogy Capital Partners, Inc. (“Trilogy”). The agreement, as amended, provided that it would remain in force until six (6) months after the Company closes its Initial Public Offering (“IPO”). It provided that the Company would pay service fees for Trilogy’s services of $7,500 per month. As additional compensation, the Company agreed to issue Trilogy 33,334 shares restricted common shares. As of September 30, 2011, all of these shares have been issued.

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

As of September 30, 2011, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in our Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three or nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                      Legal Proceedings

None.

Item 1A.                      Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) The Section entitled “Use of Proceeds” appearing in the registration statement filed with the Commission on May 14, 2010, as amended (file no. 333-166854) (the “Registration Statement”) and the prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 (the “Securities Act”) on January 11, 2011 (the “IPO Prospectus”) is incorporated by reference. The effective date of the Registration Statement was December 28, 2010. The Registration Statement registered the offering of up to 3,000,000 common shares (the “Offering”). As of September 30, 2011, the Company had received the proceeds of the offering, had not yet applied it to any use, and is holding the proceeds in a bank account pending their use.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Shangri-La County, Diqing, Yunnan Province, China, on November 14, 2011.

TIBET PHARMACEUTICALS, INC.

/s/ Hong Yu
Hong Yu
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.
TIBET PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS EXPRESSED IN US DOLLARS)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,959,333	$7,579,281
Accounts receivable – related party	3,328,327	3,170,048
Accounts receivable, net	12,575,278	7,752,293
Inventories	1,740,798	1,197,066
Other receivables	108,789	105,115
Prepaid expenses	32,872	-
Total Current Assets	43,745,397	19,803,803
Property, plant and equipment, net	6,002,200	6,468,276
Intangible assets, net	472,725	600,443
Total Assets	$50,220,322	$26,872,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued payables	$2,540,874	$3,037,502
Other payables	169,656	125,178
Taxes payables	309,955	228,154
Total Liabilities	3,020,485	3,390,834

Stockholders’ Equity:
Common stock ($0.001 par value, 50,000,000 shares
authorized, 14,845,834 and 11,812,500 shares issued
and outstanding on September 30, 2011 and December 31, 2010)	14,846	11,812
Additional paid in capital	23,063,969	8,495,765
Statutory surplus reserves	4,330,196	4,140,903
Retained earnings	17,050,961	9,493,967
Accumulated other comprehensive income	2,739,865	1,339,241
Stockholders’ equity	47,199,837	23,481,688
Total Liabilities and Stockholders’ Equity	$50,220,322	$26,872,522

See accompanying notes to condensed consolidated financial statements.

TIBET PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS EXPRESSED IN US DOLLARS)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	$8,582,828	$9,025,013	$25,565,513	$23,876,375
Cost of goods sold	5,637,715	4,365,813	15,279,895	11,582,001
Gross profit	2,945,113	4,659,200	10,285,618	12,194,374
Selling, general and administrative expenses	1,330,743	783,624	2,616,056	2,104,774
Income from operations	1,614,370	3,875,576	7,669,562	10,189,600

Other income (expense):
Interest expense	-	(46,570)	-	(139,428)
Interest income	34,904	7,112	83,202	13,792
Other income (expense)	(3,299)	-	(6,478)	-
Total other income (expense)	31,605	(39,458)	76,724	(125,636)

Income before income taxes	1,645,975	3,836,118	7,746,286	10,063,964
Income taxes	-	-	-	-
Net income	$1,645,975	$3,836,118	$7,746,286	$10,063,964

Basic and diluted weighted average shares	14,845,834	11,812,500	14,580,141	11,802,830
Basic and diluted earnings per share	$0.11	$0.32	$0.53	$0.85

Comprehensive income:
Net income	$1,645,975	$3,836,118	$7,746,286	$10,063,964
Unrealized foreign currency translation adjustment	574,884	274,851	1,400,623	367,913
Comprehensive income	$2,220,859	$4,110,969	$9,146,909	$10,431,877

See accompanying notes to condensed consolidated financial statements.

TIBET PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS EXPRESSED IN US DOLLARS)

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,746,286	$10,063,964
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	922,506	994,126
Allowance for doubtful accounts	460,433	-
Allowance for sales return	227,095	-
Stock-based compensation	150,836	-
Changes in operating assets and liabilities:
Accounts receivable – related party	(46,622)	-
Accounts receivable	(5,157,345)	(4,789,691)
Trade deposit	-	98,900
Inventories	(429,101)	(506,105)
Prepaid expense	(129,112)	-
Accounts payable	(582,444)	(1,021,320)
Other payables and taxes payables	103,573	493,296
Net cash provided by operating activities	3,266,105	5,086,706

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment	-	(141,830)
Net cash used in investing activities	-	(141,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend paid	-	(2,493,985)
Proceeds from initial public offering	16,500,000	120,000
Offering expense for initial public offering	(2,079,598)	-
Due from related party	-	1,550,267
Net cash provided by (used in) financing activities	14,420,402	(823,718)

NET INCREASE IN CASH	17,686,507	4,121,158
EFFECT OF EXCHANGE RATE CHANGES ON CASH	693,545	162,675
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,579,281	4,081,752
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,959,333	$8,365,585

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$-	$135,689
Income tax paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

TIBET PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

Tibet Pharmaceuticals Inc. (formerly known as Shangri-La Tibetan Pharmaceuticals, Inc., the “Company” or “TBET”), was incorporated on December 22, 2009 under the laws of British Virgin Islands. In July 2010, the Company changed its name to Tibet Pharmaceuticals, Inc. It’s fully owned subsidiary, China Tibetan Pharmaceuticals Limited (“CTP”), was established in Hong Kong on January 6, 2010 as a limited liability company. Other than the equity interest in CTP, the Company does not own any assets or conduct any operations. CTP holds all of the outstanding equity interest in Yibo Information Consulting (Shenzhen) Company Ltd., a company established on March 18, 2010 in the PRC as a wholly foreign owned enterprise (“WFOE”). Other than the equity interest in WFOE, CTP does not own any assets or conduct any operations.

WFOE conducts its business through a series of contractual arrangements with Yunnan Diqing Shangri-La Tibetan Medicine Co., Ltd. (“YSTP”). YSTP was incorporated on April 19, 2000 as a domestic Chinese corporation. On December 24, 2002, it changed its name to Yunnan Shangri-La Tibetan Pharmaceutical Group Limited. YSTP is engaged in manufacturing, marketing, selling, researching and developing modernized traditional Tibetan medicines in China. YSTP is consolidated as a variable interest entity (“VIE”) of WFOE. The Company does not conduct any substantive operations of its own, but conducts its primary business operations through WFOE’s VIE. The Company holds its interest in the VIE through WFOE.

Effective control over the VIE was transferred to the Company through the series of contractual arrangements (the “Contractual Agreements”) without transferring legal ownership in the VIE (the “reorganization”). As a result of these contractual arrangements, the Company maintains the ability to approve decisions made by the VIE and is entitled to substantially all of the economic benefits of the VIE, and therefore the Company consolidates the VIE. Immediately before and after the reorganization, the majority shareholders of YSTP controlled the VIE; therefore, the reorganization is accounted for as a transaction between entities under common control. Accordingly, the accompanying consolidated financial statements have been prepared as if the current corporate structure had been in existence throughout the periods presented.

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

WFOE also entered into a pledge of equity agreement with the principal shareholders of YSTP (“the principal shareholders”), who pledged all their equity interest in these entities to WFOE. The pledge of equity agreement, which was entered into by each principal shareholder, pledged each of the principal shareholders’ equity interest in WFOE as a guarantee for the entrustment payment under the Entrusted Management Agreement. The provincial Administration for Industry and Commerce approved and registered such pledge of equity by which WFOE owns the right of pledge legally.

In addition, WFOE entered into an option agreement to acquire the principal shareholders’ equity interest in these entities at such times as it may wish to do so.

TIBET PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

The following are brief descriptions of Contractual Agreements entered between WFOE and YSTP:

(1)
Entrusted Management Agreement. The PRCdomestic companies, YSTP and WFOE, have entered into an Entrusted Management Agreement, which provides that WFOE will be fully and exclusively responsible for the management of YSTP. As consideration for such services, YSTP has agreed to pay WFOE a management fee during the term of this agreement and the management fee shall equal to YSTP’s estimated earnings before tax. Also, WFOE will assume all operating risks related to this entrusted management service to YSTP and bear all losses of YSTP. The term of this agreement will be from the effective date of the agreement to the earlier of the following: (1) the winding up of YSTP, or (2) the termination date of this agreement to be determined by the parties hereto, or (3) the date on which WFOE completes the acquisition of YSTP.

(2)
Exclusive Option Agreement. All the shareholders of YSTP as well as YSTP have entered into an Exclusive Option Agreement with WFOE, which provides that WFOE will be entitled to acquire all YSTP shares from the current shareholders upon certain terms and conditions, meanwhile WFOE will be entitled to an irrevocable exclusive purchase option to purchase all or part of the assets and business of YSTP, if such a purchase is or becomes allowable under PRC laws and regulations. The Exclusive Option Agreement also prohibits the current shareholders of YSTP as well as YSTP from transferring any portion of their equity interests, business or assets to anyone other than WFOE. WFOE has not yet taken any corporate action to exercise this right of purchase, and there is no guarantee that it will do so or will be permitted to do so by applicable law at such times as it may wish to do so.

(3)
Shareholders’ Voting Proxy Agreement. All the shareholders of YSTP have executed a Shareholders’ Voting Proxy Agreement to irrevocably appoint the persons designated by WFOE with the exclusive right to exercise, on their behalf, all of their Voting Rights in accordance with the laws and YSTP’s Articles of Association, including but not limited to the rights to sell or transfer all or any of their equity interests of YSTP, and to appoint and elect the directors and Chairman as the authorized legal representative of YSTP. This agreement will be only terminated prior to the completion of the acquisition of all of the equity interests in, or all assets or business of YSTP.

(4)
Pledge of Equity Agreement. WFOE and the shareholders of YSTP have entered into a Pledge of Equity Agreement, pursuant to which all shareholder pledges all of their shares (100%) of YSTP, as appropriate, to WFOE. If YSTP or any of its respective shareholders breaches its respective contractual obligations in the “Entrusted Management Agreement”, “Exclusive Option Agreement” and “Shareholders’ Voting Proxy Agreement”, WFOE as Pledge, will be entitled to certain rights to foreclose on the pledged equity interests. Such YSTP shareholders cannot dispose of the pledged equity interests or take any actions that would prejudice WFOE’s interest

Except for the disclosed above, there are no arrangements that could require the Company to provide financial support to the variable interest entity, including events or circumstances that could expose the Company to a loss. As stated in the disclosure of various agreements between the Company and its VIE, the Company has rights to acquire any portion of the equity interests of the VIE. Also the Company may allocate its available funds to its VIE for business purpose. There are no fixed terms of such arrangements.

TIBET PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the year ended December 31, 2010 financial statements which are contained in the Company’s Form 10-K which has been filed with the United States Securities and Exchange Commission. The results of operations for the nine months period ended September 30, 2011 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2011.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. Management evaluates all of its estimates and judgments on an on-going basis.

Principles of Consolidation

Pursuant to US GAAP, YSTP is the VIE of the Company and the Company is the primary beneficiary of the VIE. Accordingly, the VIE has been consolidated in the Company’s financial statements.

Based on various VIE agreements, the Company is able to exercise control over the VIE, and obtain the financial interests such as the periodic income of the VIE through technical and consulting service arrangements and acquire the net assets of VIE through purchase of their equities at essentially no cost. The Company may, from time to time, provide the VIE with financial assistance to support its investment activities. The Company therefore concluded that its interest in the VIE is not a noncontrolling interest and therefore is not classified as such. The amount of controlling interest of the original YSTP shareholders, who are now holding shares of the VIE for the Company, is zero. They exercise no controls over the VIE and no financial interests of ownership are due to them either for periodic income or the net assets of the VIE.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are composed primarily of time deposits and investments in money market accounts and are stated at cost which approximates fair value.

TIBET PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, consisting of raw materials, packing materials and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the moving average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates and reflected in cost of sales. The Company recorded no inventory reserve for the nine months ended September 30, 2011 and for the year ended December 31, 2010.

Prepaid Expense

Prepaid expense consists primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company records payments made to advertising companies for the purpose of reserving prime-time advertising space as prepaid expenses in the consolidated balance sheet. The Company expenses the prepaid advertising amount when the advertisement is published or aired. All other advertising costs are expensed as incurred. At September 30, 2011 and December 31, 2010, the prepaid expense was $32,872 and $0, respectively. The amortization expenses from the prepaid expense for the nine months ended September 30, 2011 and 2010 were $96,834 and $0, respectively. For the three months ended September 30, 2011 and 2010, the amortization expenses were $64,556 and $0, respectively.

Property, Plant and Equipment

The Company states plant and equipment at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized. When plant and equipment assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any resulting gain or loss is recorded as an operating expense. In accordance with US GAAP, the Company examines the possibility of decreases in the value of plant and equipment when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets with the residual value of 5% of plant and equipment.

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Buildings	20 years
Machine and equipment	10 years
Vehicles and others	5 years
Additions and improvement	5 years

Intangible Assets

Intangible assets include the land use right and purchased proprietary technologies on medicine formula. According to the laws of PRC, the government owns all the land in PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over their lease terms.

TIBET PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets (continued)

The Company carries intangible assets at cost less accumulated amortization. In accordance with US GAAP, the Company examines the possibility of decreases in the value of land use right and proprietary technologies when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company computes amortization using the straight-line method over the 10 to 50 year life of the land use right and intellectual property.

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2011and 2010.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosure (“ASC 820”) for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company’s Cash and cash equivalents are considered to be highly liquid and easily tradable and are therefore classified as Level 1 within the fair value hierarchy.

In addition, the Company did not elect the fair value options for any of its qualifying financial instruments.

TIBET PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

If the products sold have quality issues within product warranty period, the Company would offer a sale return to customers. The return is recorded on the date the return is authorized. A sale return reserve has been made for the anticipated cost to replace items. The sale return reserve accruals in amount of $1,601,292 and $1,323,752 as of September 30, 2011 and December 31, 2010, respectively, were included in the accounts receivable on the consolidated balance sheets.

Research and Development Costs

Research and development costs are incurred in the development of the new products and processes, including significant improvements and refinements to existing products. All research and development costs are expensed as incurred. Expenses recorded for the nine months ended September 30, 2011 and 2010 were $435,632 and $461,347, respectively. For three months ended September 30, 2011 and 2010, the research and development costs were $148,858 and $155,035, respectively.

TIBET PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

We account for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We have no deferred tax assets or liabilities as of September 30, 2011 and December 31, 2010.

Under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. Since 2008, the Company has been entitled to an income tax exemption for a five-year period and was exempted from all of its income tax for the years from 2008 to 2012. The estimated tax savings due to the tax exemption for the nine months ended September 30, 2011 and 2010 amounted to approximately $1,939,000 and $2,516,000, respectively. For the three months ended September 30, 2011 and 2010, the estimated tax exempt would be approximately $414,000 and 959,000, respectively. The net effect on earnings per share if the income tax had been applied would decrease basic earnings per share for the nine months periods ended September 30, 2011 and 2010 to $0.40 and $0.64, respectively.

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share is computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share is computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the nine months ended September 30, 2011 and 2010.

TIBET PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

As of September 30, 2011, the accounts of TBET were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.3885 per US dollar and RMB 6.6118 per US dollar as of September 30, 2011 and December 31, 2010, respectively. Shareholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of shareholders’ equity.

During the three and nine months ended September 30, 2011 and 2010, the transactions of TBET were denominated and recorded in RMB and are translated at the average rates of exchange for the period. These rates were RMB 6.5060 and RMB 6.8164 per US dollar for the nine months ended September 30, 2011 and 2010, and RMB 6.4034 and RMB 6.7613 per US dollar for the three months ended September 30, 2011 and 2010, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Risks and Uncertainties

The Company is subject to substantial risks from, intense competition associated with the industry, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates, and the volatility of public markets.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC’s economy. The Company’s business may be influenced by changes in PRC governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC.

TIBET PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessments inherently involve an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that provides an entity the option of presenting total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in shareholders’ equity. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance should be applied retrospectively. For public entities, the amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We have not yet adopted this pronouncement and do not expect that its adoption will have a material impact on our financial statements.

In May 2011, FASB issued revised guidance on the “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The revised guidance specifies how to measure fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP, not requiring additional fair value measurements and not intending to establish valuation standards or affect valuation practices outside of financial reporting. The revised guidance is effective to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements during interim and annual periods beginning after December 15, 2011. We have not early adopted the new guidance and we are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

TIBET PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

In April 2011, FASB issued revised guidance on the “Reconsideration of Effective Control for Repurchase Agreement.” The revised guidance specifies the criterion pertaining to an exchange of collateral should not be a determining factor in assessing effective control, which should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets if an entity enters into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The revised guidance removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The revised guidance is effective prospectively to transactions or modifications of existing transactions that occur on or after the first interim or annual period beginning on or after December 15, 2011. We have not early adopted the new guidance and we are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

In December 2010, FASB issued authoritative guidance regarding when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result, goodwill impairments may be reported sooner than under current practice. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance did not have a material impact on our financial statements.

In July 2010, FASB issued authoritative guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses. This guidance requires a company to provide more information about the credit quality of its financing receivables in the disclosures to the financial statements, including aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on both how a company develops its allowance for credit losses and it manages its credit exposure. This guidance is effective for interim and annual reporting periods after December 15, 2010. The adoption of this guidance did not have a material impact on our financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

TIBET PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification

Certain prior year accounts were reclassified to conform to the manner of presentation in the current period.

NOTE 3—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Accounts receivable	$14,645,471	$9,076,045
Less: Allowance for doubtful accounts	(468,902)	-
Less: Allowance for sale returns	(1,601,291)	(1,323,752)
	$12,575,278	$7,752,293

The activities in the Company’s allowance for doubtful accounts were summarized as follows:

	September 30, 2011	December 31, 2010
	(Unaudited)
Balance at the beginning of the year	$-	$-
Add: provision during the period	460,433	-
Exchange rate effect	8,469	-
	$468,902	$-

The activities in the Company’s allowance for sale returns were summarized as follows:

	September 30, 2011	December 31, 2010
	(Unaudited)
Balance at the beginning of the year	$1,323,752	$1,323,752
Add: provision during the period	227,095	-
Exchange rate effect	50,444	-
	$1,601,291	$1,323,752

TIBET PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 4—INVENTORIES

Inventories are stated at the lower of cost, as determined by the weighted-average method, or market. Inventory costs include proportionate costs of breeding, including amortization of the biological assets, plus the costs of the animals’ feed and maintenance through the balance sheet date.

Inventories consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Raw materials	$950,744	$519,520
Package materials	563,086	96,298
Finished goods	226,968	581,248
	$1,740,798	$1,197,066

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of September 30, 2011 and December 31, 2010, the Company determined that no such write downs were necessary.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Buildings	$5,758,670	$5,564,217
Machine and equipment	3,678,079	3,553,882
Motor vehicle and others	754,367	728,848
Additions and improvement	937,769	906,099
	11,128,885	10,753,046
Less: Accumulated depreciation	(5,126,685)	(4,284,770)
	$6,002,200	$6,468,276

The depreciation expenses of the property, plant and equipment for the nine months ended September 30, 2011 and 2010 were $679,653 and $731,524, respectively. For the three months ended September 30, 2011 and 2010, the depreciation expenses were $230,181 and 217,997, respectively.

TIBET PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 6—INTANGIBLE ASSETS

Intangible assets at September 30 ,2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
	(Unaudited)
Proprietary technologies	$1,878,375	$1,814,940
Land use right	313,063	302,490
	2,191,438	2,117,430
Less: Accumulated amortization	(1,718,713)	(1,516,987)
	$472,725	$600,443

Amortization expenses for the Company’s intangible assets for the nine months ended September 30, 2011 and 2010 were $146,019 and $139,370. For the three months ended September 30, 2011 and 2010, the amortization expense was $49,453 and $46,835, respectively.

NOTE 7—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Revenues derived from related party transactions for the nine months ended September 30, 2011 and 2010 were $4,102,635 and $4,048,695, respectively. For the three months ended September 30, 2011 and 2010, the revenues from related party transactions were $1,517,193 and $1,596,675, respectively. As of September 30, 2011 and December 31, 2010, the balances of accounts receivable from related party were $3,328,327 and $3,170,048, respectively.

TIBET PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 8—CAPITAL STOCK

The Company has one class of stock, common stock. It has 50,000,000 shares of common stock authorized as of September 30, 2011 and December 31, 2010, it had 14,845,834 shares and 11,812,500 shares issued and outstanding, respectively, at a par value of $0.001 per share.

In March 2010, a total of 30,000 shares of Company stock were subscribed by three investors. Two investors paid their subscriptions in April 2010, and the third investor paid in June 2010, for a total of $120,000.

Initial Public Offering Arrangement

On January 24, 2011, the Company closed its initial public offering (“IPO”). The Company sold 3,000,000 common shares at a price of $5.50 per share. After fees and other related costs, the Company received approximately $14,420,000.

As of October 12, 2010, we have agreed to issue 33,334 shares of the Company’s common stocks to Trilogy Capital Partners, Inc., the Company’s investor relation consultancy. During the nine months ended September 30, 2011, included in selling, general and administrative expenses, the Company had issued the 33,334 shares and recorded $150,836 as stock-based compensation expenses, including $71,668 during the three months ended September 30, 2011.

The Company’s Board of Directors and shareholders have approved a stock option plan to the Company’s employees and directors to be implemented following the completion of the IPO. This plan authorizes the issuance of up to 684,375 restricted common shares and options for redemption of restricted common shares. No options have been granted as of September 30, 2011.

NOTE 9—STATUTORY RESERVES

As stipulated by the Company Law of PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

•	Making up cumulative prior years’ losses, if any;

•
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

•	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

•
The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contributions. These amounted to $2,739,865 and $1,339,241 for the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.

TIBET PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 9—STATUTORY RESERVES (CONTINUED)

According to the Company Law of PRC executed in 2006, the Company is no longer required to reserve the “Statutory common welfare fund”. Accordingly, the Company did not reserve any contribution to the common welfare fund as of September 30, 2011 and December 31, 2010.

NOTE 10—CONCENTRATION

The Company had one customer, Kunming Shangri-La Medicine Co., Ltd., that accounted for over 10% of revenues for the nine months ended September 30, 2011 and 2010, respectively. Kunming Shangri-La Medicine Co., Ltd. and the Company are subject to common control or common significant influence. The revenues generated from Kunming Shangri-La Medicine Co., Ltd. during the nine months ended September 30, 2011 and 2010 was accounted for 16% and 17%, respectively. (See Note 7)

Three vendors accounted for 56% and 55% of the Company’s purchases for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 11—COMMITMENTS

The Company has entered into three-year employment contracts with its chief executive officer, chief financial officer and chairman of the board. The agreements with chief financial officer and chairman of the board will expire April 29, 2013, carrying a renewal option of two years. The agreement with chief executive officer will expire September 5, 2014 with a renewal option of two years.

The Company has entered into five-year research and development agreements with two third parties expiring December 28, 2011 and December 31, 2011, respectively. Combined fees for these services amount to approximately $142,000 annually.

On October 12, 2010, the Company has entered an agreement with an investor relations/public relations firm, Trilogy Capital Partners, Inc. (“Trilogy”). The agreement, as amended, provided that it would remain in force until six (6) months after the Company closes its Initial Public Offering (“IPO”). It provided that the Company would pay service fees for Trilogy’s services of $7,500 per month. As additional compensation, the Company agreed to issue Trilogy 33,334 shares restricted common shares. As of September 30, 2011, all of these shares have been issued. (See Note 8)